Form 10-Q
period 2014-03-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2014-05-14
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-184476

Resource Real Estate Opportunity REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA, 19103
(Address of principal executive offices) (Zip code)

(215) 231-7050
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 14, 2014, there were 15,000 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2014 (unaudited) and December 31, 2013	4

	Consolidated Statements of Operations - Three Months Ended March 31, 2014 and 2013 and for the period September 28, 2012 (date of inception) through March 31, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and 2013 and for the period September 28, 2012 (date of inception) through March 31, 2014 (unaudited)	6

	Notes to Consolidated Financial Statements – March 31, 2014 (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

ITEM 5.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 6.	Exhibits	17

SIGNATURES		18

(Back to Index)

(Back to Index)

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and our total assets consist of our advisor’s initial investment in us of $200,000. Because we have not identified any real estate assets to acquire with proceeds from our initial public offering we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

•
We are dependent on our advisor to select investments and conduct our operations. Our advisor has no operating history and no experience operating a public company. This inexperience makes our future performance difficult to predict.

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our advisor, our dealer manager and other affiliated Resource Real Estate entities. As a result, they will face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs sponsored by Resource Real Estate and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

•
We will pay substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment.

•
Our advisor and its affiliates will receive fees in connection with transactions involving the acquisition and management of our investments. These fees will be based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

•
There is no limit on the amount we can borrow to acquire a single real estate investment, but pursuant to our charter, we may not leverage our assets with debt financing such that our borrowings would be in excess of 300% of our net assets unless a majority of the members of our conflicts committee find substantial justification for borrowing a greater amount.

•	We may lack property diversification if we do not raise substantially more than the minimum offering in our initial public offering.

•
Our charter permits us to pay distributions from any source without limitation, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our advisor. To the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

•
We may experience adverse business developments or conditions similar to those affecting certain programs sponsored by our sponsor, which could limit our ability to make distributions and could decrease the value of an investment in us.

•	Disruptions in the financial markets and sluggish economic conditions could adversely affect our ability to implement our business strategy and generate returns to our stockholders.

•	Our failure to qualify as a REIT for federal income tax purposes would reduce the amount of income we have available for distribution and limit our ability to make distributions to our stockholders.

•	Investments in non-performing real estate assets involve greater risks than investments in stabilized performing assets and make our future performance more difficult to predict.
All forward-looking statements should be read in light of the risks described above and identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-184476) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$200,743	$200,644
Total assets	$200,743	$200,644

STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	$—	$—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 15,000 issued and outstanding)	150	150
Additional paid-in capital	199,350	199,350
Accumulated earnings during development stage	743	644

Total stockholders’ equity	$200,743	$200,644

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	For the period September 28, 2012 (date of inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
Revenues:
Interest income	$99	$123	$743
Total revenues	99	123	743

Net income	$99	$123	$743

Weighted average shares outstanding	15,000	20,000	18,679

Diluted common shares outstanding	20,000	20,000	20,000

Basic and diluted earnings per common share	$0.01	$0.01	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended	Three Months Ended	For the period September 28, 2012 (date of inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flows from operating activities:
Net income	$99	$123	$743
Net cash provided by operating activities	99	123	743

Cash flows from financing activities:
Proceeds from issuance of convertible stock	—	—	200,000
Net cash provided by financing activities	—	—	200,000

Net increase in cash	99	123	200,743
Cash at beginning of period	200,644	200,193	—
Cash at end of period	$200,743	$200,316	$200,743

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company is offering up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchase $1,000,000 or more of shares through the same participating broker-dealer. Discounts are also available for other categories of investors. The Company is also offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price initially equal to $9.50 per share. The Company is accounted for as a development stage enterprise and has adopted a fiscal year ending December 31. On February 6, 2014, the Securities and Exchange Commission (the “SEC”) declared effective the Company's Registration Statement on Form S-11, as amended (Commission File No. 333-184476) (the “Registration Statement”) relating to the offering of up to 110,000,000 shares of the Company’s common stock.
The Company’s objective is to take advantage of Resource Real Estate’s (“sponsor”) dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company’s targeted portfolio will consist, at the time of acquisition, of commercial real estate assets, principally (i) underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which the Company will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans the Company originates or purchases either directly or with a co-investor or joint venture partner.
Resource Real Estate Opportunity Advisor II, LLC (“the Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, acts as the company's external advisor and will manage the Company's day-to-day operations and its portfolio of real estate investments and will provide asset-management, marketing, investor relations and other administrative services on the Company's behalf all subject to the supervision of the board of directors. On October 9, 2012, the Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock. On December 20, 2013, the Advisor received 50,000 shares of convertible stock in exchange for 5,000 shares of the Company’s common stock.
The Company will commence operations upon raising the minimum aggregate of $2,000,000 in gross offering proceeds in its initial public offering. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 90% of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940.
The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2014, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Special Financial Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2014
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to the accounting principles generally accepted in the United States of America (“GAAP”).
Development Stage Company
The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the Offering, the Company must receive proceeds of $2,000,000 in connection with the sale of common stock in order to break escrow and commence operations. As of March 31, 2014, the Company had not reached such threshold, purchased any properties or issued any shares other than those shares issued to the Advisor. Accordingly, a statement of stockholder’s equity is not presented and is deemed not meaningful.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RRE Opportunity Holdings II, LLC and RRE Opportunity OP, II, LP. All significant intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
The Company noted that there are no recent accounting pronouncements issued that would have a material impact on the Company’s financial condition, operations or cash flows.
Use of Estimates
The accounting and reporting policies of the Company conform with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Investments
The Company will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. The Company will have to make subjective assessments as to the useful lives of its depreciable assets. The Company will consider the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be as follows:

Buildings	25 - 40 years
Building improvements	10 - 24 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2014
(unaudited)

Loans Held for Investment
The real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a reserve for loan losses through a charge to income for any shortfall.
The Company may acquire real estate loans at a discount due to credit quality. Revenues from these loans are recorded under the effective interest method. Under this method, an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan receivable. The EIR that is calculated when the real estate loan receivable is acquired remains constant and is the basis for subsequent impairment testing and income recognition. If the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and value of tenant relationships, based in each case on their fair values.
The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which the Company expects will range from one month to ten years.
The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
The Company will also consider information obtained about each property as a result of its pre acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2014
(unaudited)

The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. These estimates are subject to change until all information is finalized, which is generally within one year of the acquisition date.
Revenue Recognition
The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The Company will make estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year.
The specific timing of a sale will be measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2014. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRS may hold assets and engage in activities that it cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
While a TRS will generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.
Organization and Offering Costs
The Company expects to incur organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer-manager fees) of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2014
(unaudited)

Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014 (the “Advisory Agreement”), once the Company raises the minimum offering amount of $2,000,000, the Company is obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. Organization costs will be expensed as incurred, which include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
The table below lists the reimbursable costs incurred on behalf of the Company by the Advisor as of March 31, 2014:

Deferred Offering Costs	$1,744,717
Prepaid Expenses	108,169
Insurance	36,056
Operations - related party	262,384
Due to related parties	$2,151,326
NOTE 3 – RELATED PARTY TRANSACTIONS
The Company will be externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor will provide the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc., a wholly owned subsidiary of RAI, or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its time or the time of its personnel to the Company’s business. The Advisor is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering although there can be no assurance that the Company’s plans to raise capital will be successful. As of March 31, 2014, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately$2.2 million.
NOTE 4 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of March 31, 2014, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of March 31, 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
Common Stock
As of March 31, 2014, the Company had 15,000 shares of $0.01 par value common stock outstanding, which are owned by the Advisor.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
(A Maryland Corporation in the Developmental Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2014
(unaudited)

NOTE 5 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of these financial statements and determined there were no other events that have occurred that would require adjustments to or disclosures to the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT II, Inc., a Maryland corporation, and, as required by context, RRE Opportunity OP II, LP, a Delaware limited partnership, and to their subsidiaries.
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview
We are a Maryland corporation that intends to invest in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. Our targeted portfolio will consist, at the time of acquisition, of commercial real estate assets, principally (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner. We anticipate acquiring approximately 40% of our total assets in category (i) listed above, 35% of total assets in category (ii) listed above, and 25% of our total assets in category (iii) listed above. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. If we are only able to raise the minimum offering, as described in “Results of Operations,” or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably and we would expect to acquire a limited number of assets from categories (i) and (ii). Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014. We describe this offering in “Liquidity and Capital Resources,” below.

Results of Operations

We were formed on September 28, 2012 and, as of the date of this filing, we are in our organizational and development stage. We will not commence any significant operations until we have raised the minimum offering amount of $2,000,000. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1,000,000,000 in shares of common stock, $0.01 par value per share, at $10 per share. We are also offering up to $95,000,000 in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.
We will derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of March 31, 2014, we have not identified any additional sources of financing and have not made any investments in real estate or otherwise.
If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.
We currently have no outstanding debt. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our conflicts committee find substantial justification for borrowing a greater amount. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of 55% to 60% of our assets.
We may obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. In addition to debt financing at the REIT-level, we may also finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Finally, we may also obtain seller financing with respect to specific assets that we acquire.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 2 to our consolidated financial statements.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-184476), as amended, under “Plan of Operations – Critical Accounting Policies,” which is hereby incorporated herein by this reference.

(Back to Index)

(Back to Index)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
PART II.                      OTHER INFORMATION
ITEM 5.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $10 per share. As of March 31, 2014, our advisor has incurred costs on our behalf of approximately $2.2 million. These costs are not recorded in our financial statements as of March 31, 2014. Until we raise the minimum offering amount of $2,000,000, these costs will not be reimbursable.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. As of the date of this quarterly report we have not commenced any significant operations, as subscriptions for our stock pursuant to our initial public offering are being held in escrow until we raise the minimum offering amount of $2,000,000.
Share Redemption Program
Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors could choose to amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and prior to the time we establish an estimated value per share of our common stock that is not based on the price to acquire a share in a primary offering, the purchase price for shares redeemed under the redemption program will be as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from us; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from us.

(Back to Index)

(Back to Index)

The purchase price per share for redemptions sought upon a stockholder’s death or qualifying disability or confinement to a long-term care facility, will be equal to the average issue price per share of the stockholder’s shares.
Notwithstanding the foregoing, until we establish an estimated value per share, shares received as a stock distribution will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date.
We will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility.
We have not yet raised the minimum offering amount and broken escrow in our initial public offering; therefore, during the period covered by this report, we did not repurchase any of our securities as no securities were eligible for redemption.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)
4.1
Form of Subscription Agreement, included as Appendix B to the prospectus (incorporated by reference to Exhibit 4.1 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.3
Distribution Reinvestment Plan, included as Appendix C to prospectus (incorporated by reference to Exhibit 4.3 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

4.4
Amended and Restated Escrow Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

10.1	Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement
10.2
Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

99.2
The section captioned “Plan of Operation - Critical Accounting Policies” (incorporated by reference to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

May 14, 2014	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 14, 2014	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)