Form 10-Q
period 2014-06-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2014-08-14
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 8, 2014, there were 819,082 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history. As of June 30, 2014, we owned one multifamily property. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

•
We are dependent on our advisor to select investments and conduct our operations. Our advisor has no prior operating history and no prior experience operating a public company. This inexperience makes our future performance difficult to predict.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments:
Rental property, net	$8,930,213	$—
Identified intangible assets, net	292,802	—
	9,223,015	—

Cash	569,974	200,644
Restricted cash	284,052	—
Tenant receivables	132	—
Due from related party	12,180	—
Subscriptions receivable	205,000	—
Prepaid expenses and other assets	135,428	—
Deferred offering costs	2,381,406	—
Deferred financing costs, net	126,349	—
Total assets	$12,937,536	$200,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable	$7,465,000	$—
Accounts payable and accrued expenses	228,576	—
Due to related parties	3,086,527	—
Tenant prepayments	4,249	—
Security deposits	14,733	—
Distribution payable	23,987	—
	10,823,072	—

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 378,305 and 15,000 issued and outstanding, respectively)	3,783	150
Additional paid-in capital	3,374,024	199,350
Accumulated other comprehensive loss	(7,604)	—
Accumulated (deficit) earnings	(1,256,239)	644
Total stockholders’ equity	2,114,464	200,644
Total liabilities and stockholders’ equity	$12,937,536	$200,644

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$112,639	$—	$112,639	$—
Interest income	183	125	282	248
Total revenues	112,822	125	112,921	248

Expenses:
Rental operating	39,748	—	39,748	—
Acquisition costs	269,391	—	269,391	—
Management fees - related parties	50,546	—	50,546	—
General and administrative	687,598	—	687,598	—
Loss on disposal of assets	198,840	—	198,840	—
Depreciation and amortization expense	83,338	—	83,338	—
Total expenses	1,329,461	—	1,329,461	—
(Loss) income before other expenses	(1,216,639)	125	(1,216,540)	248

Other expense:
Interest expense	(16,356)	—	(16,356)	—
Net (loss) income	$(1,232,995)	$125	$(1,232,896)	$248

Other comprehensive loss:
Designated derivative, fair value adjustment	(7,604)	—	(7,604)	—
Comprehensive (loss) income	$(1,240,599)	$125	$(1,240,500)	$248

Weighted average common shares outstanding	314,208	20,000	314,208	20,000

Basic and diluted (loss) earnings per common share	$(3.92)	$0.01	$(3.92)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2014	15,000	$150	50,000	$500	$199,350	$—	$644	$200,644
Issuance of stock	363,305	3,633	—	—	3,454,017	—	—	3,457,650
Syndication costs	—	—	—	—	(279,343)	—	—	(279,343)
Distributions declared	—	—	—	—	—	—	(23,987)	(23,987)
Designated derivative, fair value adjustment	—	—	—	—	—	(7,604)	—	(7,604)
Net loss	—	—	—	—	—	—	(1,232,896)	(1,232,896)
Balance, at June 30, 2014	378,305	$3,783	50,000	$500	$3,374,024	$(7,604)	$(1,256,239)	$2,114,464

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,232,896)	$248
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on disposal of assets	198,840	—
Depreciation and amortization	83,338	—
Fair value of interest rate cap	(7,604)	—
Changes in operating assets and liabilities:
Tenant receivables, net	(132)	—
Due from related party	(12,180)	—
Prepaid expenses and other assets	(103,706)	—
Due to related parties	3,086,527	—
Accounts payable and accrued expenses	159,492	—
Tenant prepayments	4,086	—
Security deposits	(751)	—
Net cash (used in) provided by operating activities	2,175,014	248

Cash flows from investing activities
Property acquisition	(9,731,042)	—
Capital expenditures	(5,194)	—
Net cash used in investing activities	(9,736,236)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	3,252,650	—
Payment of deferred financing costs	(126,349)	—
Deferred offering costs	(2,381,406)	—
Increase in borrowings	8,787,000	—
Repayments on borrowings	(1,322,000)	—
Syndication costs	(279,343)	—
Net cash provided by financing activities	7,930,552	—

Net increase in cash	369,330	248
Cash at beginning of period	200,644	200,193
Cash at end of period	$569,974	$200,441

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company is offering up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchase $1,000,000 or more of shares through the same participating broker-dealer. Discounts are also available for other categories of investors. The Company is also offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price initially equal to $9.50 per share. The Company has adopted a fiscal year ending December 31. On February 6, 2014, the Securities and Exchange Commission (the “SEC”) declared effective the Company's Registration Statement on Form S-11, as amended (Commission File No. 333-184476) (the “Registration Statement”), relating to the offering of up to 110,000,000 shares of the Company’s common stock, including shares offered pursuant to the Company's distribution reinvestment plan.
Resource Real Estate Opportunity Advisor II, LLC (the "Advisor”) is a wholly owned subsidiary of Resource Real Estate, Inc. (the "Sponsor") and an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors. The Advisor acts as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's Board of Directors. On October 9, 2012, the Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock. On December 20, 2013, the Advisor received 50,000 shares of convertible stock in exchange for 5,000 shares of the Company’s common stock. The Advisor purchased an additional 117,778 shares of common stock in 2014 for $1,060,000.
On June 2, 2014, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, broke escrow and issued shares of common stock in the offering. The Company subsequently raised the minimum New York offering amount of $2.5 million on June 4, 2014. Subscriptions from residents of Ohio and Pennsylvania will continue to be held in escrow until the Company has received aggregate subscriptions of at least $20.0 million and $50.0 million, respectively. The Company is no longer considered a developmental stage enterprise. As of June 30, 2014, a total of 378,305 shares, including shares purchased by the Advisor, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $3.7 million.
The Company’s objective is to take advantage of the Sponsor's dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company’s targeted portfolio will consist, at the time of acquisition, of commercial real estate assets, principally (i) underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which the Company will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans the Company originates or purchases either directly or with a co-investor or joint venture partner.
The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 90% of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto, as of June 30, 2014, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014. The unaudited interim consolidated financial statements should be read in conjunction

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

with the audited consolidated financial statements included in the Company's Special Financial Report on Form 10-K for the year ended December 31, 2013.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC ("Bear Creek")	Bear Creek	152	Dallas, TX

N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Investments
The Company records acquired real estate at fair value. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease

Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairments as of June 30, 2014.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities. In addition, the Company may obtain independent appraisal reports. The information in the appraisal reports, along with the aforementioned information available to the Company's management, is used in allocating the purchase price. The independent appraisers have no involvement in management's allocation decisions other than providing market information.
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which typically range from one month to ten years.
The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The Company amortizes the value of in-place leases to expense over the remaining term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. These estimates are subject to change until all information is finalized, which is generally within one year of the acquisition date.
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The specific timing of a sale is measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company defers the gain recognition and accounts for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

The future minimum rental payments to be received from noncancelable operating leases are $791,000 and $11,000 for the years ending June 30, 2015 and 2016, and none thereafter.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year.
Deferred Offering Costs
Through June 30, 2014, the Advisor has advanced $2.1 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of June 30, 2014, no reimbursements for deferred offering costs have been made to the Advisor.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.
Organization and Offering Costs
The Company incurs organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer-manager fees) of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014 (the “Advisory Agreement”), the Company has raised the minimum offering amount ($2.0 million) such that the Company is currently obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. As of June 30, 2014, a total of $2.1 million in reimbursable organizational and offering costs have been incurred on behalf of the Company by the Advisor which are included in Due to related parties on the consolidated balance sheet as of June 30, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company's consolidated financial position, results of operations and cash flows.
In June 2014, the FASB, issued authoritative guidance to change the criteria for reporting development stage entities. Under the new guidance, the requirement to present inception-to-date information on the statement of operations, cash flows and statement of equity has been eliminated. In addition, financial statements no longer need to be labeled as those of a development stage entity, disclosure of a description of the development stage activities in which the entity is engaged is no longer required, and disclosing in the first year the company is no longer a development stage entity that in prior years it had been in the development stage is also no longer required. The Company's early adoption of this guidance, as of January 1, 2014, did not have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

	Six Months Ended
	June 30,
	2014	2013
Non-cash financing and investing activities:
Increase in subscription receivables	$205,000	$—

Cash paid during the period for:
Interest	$16,356	$—

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to repay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows:

	June 30,	December 31,
	2014	2013
Real estate taxes	85,963	—
Insurance	14,756	—
Capital improvements	183,333	—
Total	$284,052	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

NOTE 5 - RENTAL PROPERTY, NET
The Company’s investment in a rental property consisted of the following:

	June 30, 2014	December 31, 2013
Land	$1,888,982	$—
Building and improvements	7,060,815	—
Furniture, fixtures and equipment	5,194	—
	8,954,991	—
Less: accumulated depreciation	(24,778)	—
	$8,930,213	$—

Depreciation expense for the three and six months ended June 30, 2014 was $24,778.
NOTE 6 - ACQUISITION
On June 4, 2014, the Company acquired its first investment, a 152-unit, multifamily apartment community located in Dallas, Texas known as Bear Creek, for $9.5 million, excluding closing costs. The Company paid an acquisition fee of $204,186, or 2% of the purchase price (including closing costs and any amounts reserved for capital expenditures), to the Advisor.
The following table reflects the fair value of the net assets acquired:

Rental property:
Land	$1,888,982
Buildings	7,060,815
Personal property	198,840
9,148,637
Acquired intangibles - in-place leases	351,363
Fair value assigned	9,500,000
Other cost and expenses associated with closings	357,391

Net cash payment	$9,857,391

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental leases. The value of acquired in-place leases totaled $292,000 and $-0- as of June 30, 2014 and December 31, 2013, respectively, net of accumulated amortization of $58,000 and $-0-, respectively. The weighted average remaining life of the rental leases is five months as of June 30, 2014. Expected amortization for the rental leases for the next 12 months is $292,000.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

NOTE 8 - MORTGAGE NOTE PAYABLE
The following is a summary of the Company's mortgage note payable as of June 30, 2014:

	Balance Outstanding at	Maturity Date	Initial Annual Interest Rate	Average Monthly Debt Service	Interest Expense for the
Collateral	June 30, 2014				Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Bear Creek	$7,465,000	7/1/2024	2.521%	$15,770	$14,114	$14,114
On June 4, 2014, in connection with the acquisition of Bear Creek, the Company entered into a $7.5 million, secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Mortgage Loan"), secured by the property. The Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month London InterBank Offered Rate ("LIBOR") plus 2.37%. As of June 30, 2014, the interest rate was 2.53%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal in the amount of approximately $23,432 per month.
Annual principal payments on the mortgage note payable for each of the next five years ending June 30, and thereafter, are as follows:

2015	$—
2016	—
2017	—
2018	—
2019	86,718
Thereafter	7,378,282
$7,465,000
NOTE 9 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of June 30, 2014 and December 31, 2013, there was no accumulated amortization. Amortization of deferred financing costs for the next five years ending June 30, and thereafter, are as follows:

2015	$13,631
2016	12,727
2017	12,692
2018	12,692
2019	12,625
Thereafter	61,982
$126,349

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2014:

Net unrealized loss on derivatives
January 1, 2014	$—
Unrealized loss on designated hedge	(7,604)
June 30, 2014	$(7,604)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS
Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc., a wholly owned subsidiary of RAI or one of its affiliates. The Company does not have any employees. The Advisor is not obligated to dedicate any specific portion of its time or the time of its personnel to the Company’s business. The Advisor is at all times subject to the supervision and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, although there can be no assurance that the Company’s plans to raise capital will be successful. As of June 30, 2014, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately$2.8 million.
Relationship with the Advisor
The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's Board of Directors. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor earns a monthly asset management fee equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.
Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price. No properties were sold during the six months ended June 30, 2014 and, therefore, no disposition fees were earned.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 2.5% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
On June 4, 2014, the Advisor provided a $1.3 million bridge loan (the “Bridge Loan”) to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. The Company repaid the Bridge Loan in full and paid $2,242 in interest as of June 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

Relationship with RAI
The receivable from related party represents escrow funds held by RAI for self insurance. The Company's property participates in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $85 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
Relationship with Resource Real Estate Opportunity Manager II
Resource Real Estate Opportunity Manager II, LLC (the “Manager”), an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager earns a 4.5% property management fee of actual gross cash receipts from the operations of real property investments.
Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. No construction management fees were earned during the three and six months ended June 30, 2014.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three and six months ended June 30, 2014.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, serves as the Company’s dealer-manager and is responsible for marketing the Company’s shares during the primary portion of its public offering. Pursuant to the terms of the dealer-manager agreement with Resource Securities, the Company pays Resource Securities a selling commission of up to 7% of gross primary offering proceeds and a dealer-manager fee of up to 3% of gross primary offering proceeds. Resource Securities reallows all selling commissions earned and a portion of the dealer-manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer-manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses.
Relationship with Other Related Parties
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	June 30, 2014	December 31, 2013
Due from related party:
RAI - insurance funds held in escrow	$12,180	$—

Due to related parties:
Advisor
Acquisition fees	$204,186	$—
Asset management fees	7,397	—
Debt financing fees	37,325	—
Organization and offering costs	2,073,061	—
Operating expense reimbursements	725,546	—

Manager
Property management fees	5,824	—
Expense reimbursements	16,543	—

Resource Securities
Selling commissions and dealer-manager fees	16,645	—
	$3,086,527	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fees earned / expenses incurred:
Advisor
Acquisition fees	$204,186	$—	$204,186	$—
Asset management fees	7,397	—	7,397	—
Debt financing fees	37,325	—	37,325	—
Organization and offering costs	2,073,061	—	2,073,061	—
Overhead allocation	725,546	—	725,546	—
Interest expense	2,242	—	2,242	—

Manager
Property management fees	5,824	—	5,824	—
Operating expense reimbursements	16,543	—	16,543	—

Resource Securities
Selling commissions and dealer-manager fees	187,901	—	187,901	—

Other
Graphic Images	54,582	—	54,582	—
NOTE 12 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2014, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of June 30, 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
Common Stock
As of June 30, 2014, the Company had an aggregate of 378,305 shares of $0.01 par value common stock outstanding including the Advisor's additional purchase of 117,778 shares of common stock for $1,060,000, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	363,305	$3,457,650
Advisor's initial investment, net of 5,000 share conversion	15,000	200,000
	378,305	$3,657,650

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

Distributions
On June 5, 2014, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing July 1, 2014 through and including September 30, 2014. The declared distributions will equal a daily amount of $0.00068493 per share of common stock. The July distribution of $5,524 was paid on August 1, 2014. The August distribution is expected to be paid on September 2, 2014, and the September distribution is expected to be paid on October 1, 2014.
NOTE 13 - FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare.
The fair value of rental properties is usually estimated based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.
The carrying amount and fair value of the Company’s mortgage note payable are as follows:

	June 30, 2014
	Carrying Amount	Fair Value
Mortgage note payable	$7,465,000	$7,465,000
Since the interest rate is variable, the fair value of the mortgage note payable is equal to the carrying amount.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

NOTE 14 - DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
As a condition of the Company’s mortgage loan, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also service to protect the lender.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into an interest rate cap that was designated as a cash flow hedge during 2014. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of June 30, 2014, the Company had the following outstanding interest rate derivative, which matures on November 1, 2018, that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate cap	1	$7,465,000
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instrument, which is included in Prepaid expenses and other assets on the consolidated balance sheet as of June 30, 2014:

Asset Derivatives				Liabilities Derivatives
June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate cap	$12,066	Interest rate cap	$—	NA	$—	NA	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

NOTE 15 - OPERATING EXPENSE LIMITATION
As defined under the Company's charter, commencing four fiscal quarters after the earliest to occur of (i) the acquisition of the first real estate investment, or (ii) the date that is six months after the commencement of the primary offering, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
NOTE 16 – SUBSEQUENT EVENTS
On June 5, 2014, the Company's Board of Directors authorized a stock distribution of 0.00625 shares of the Company's common stock, $0.01 par value per share, or 0.625% of each outstanding share of common stock to the stockholders of record at the close of business on June 30, 2014. Such stock distribution was issued on July 14, 2014.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

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
Overview
We are a Maryland corporation that intends to invest in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. Our targeted portfolio will consist, at the time of acquisition, of commercial real estate assets, principally (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner. We anticipate acquiring approximately 40% of our total assets in category (i) listed above, 35% of total assets in category (ii) listed above, and 25% of our total assets in category (iii) listed above. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. If we are only able to raise an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Real Estate Opportunity Advisor II, LLC, our external advisor, or the Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014. We describe this offering in “Liquidity and Capital Resources,” below.
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of June 30, 2014, we owned one multifamily property located in Dallas, Texas. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations:

	Three Months Ended
	June 30,
	2014	2013
Revenues:
Rental income	$112,639	$—
Interest income	183	125
Total revenues	112,822	125

Expenses:
Rental operating	39,748	—
Acquisition costs	269,391	—
Management fees - related parties	50,546	—
General and administrative	687,598	—
Loss on disposal of assets	198,840	—
Depreciation and amortization expense	83,338	—
Total expenses	1,329,461	—
(Loss) income before other expenses	(1,216,639)	125

Other expense:
Interest expense	(16,356)	—
Net (loss) income	$(1,232,995)	$125
Revenues. During the three months ended June 30, 2014, our revenue was primarily from the rent of our multifamily property acquired on June 4, 2014.
Expenses.  Our operating expenses for the three months ended June 30, 2014 were from the ongoing operations of our business and the acquisition of one operating property. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $687,598, primarily related to the following:

◦	Company level expenses included $508,000 in payroll costs allocated to us by our Advisor, $72,000 of director and officer's insurance and director fees of $53,000.

◦	Property level expenses of $25,000 were related to the operations of our acquired multifamily property.

◦	Acquisition costs of $269,391 related to the acquisition of our multifamily property with an aggregate purchase price of $9.5 million.

◦	Loss on disposal of assets of $198,840 related to the disposition of existing appliance packages at the acquired property.

◦	We recorded $16,356 of interest expense related to the mortgage loan secured to finance the property acqusition.

(Back to Index)

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Revenues:
Rental income	$112,639	$—
Interest income	282	248
Total revenues	$112,921	$248

Expenses:
Rental operating	39,748	—
Acquisition costs	269,391	—
Management fees - related parties	50,546	—
General and administrative	687,598	—
Loss on disposal of assets	198,840	—
Depreciation and amortization expense	83,338	—
Total expenses	1,329,461	—
(Loss) income before other expenses	(1,216,540)	248

Other expense:
Interest expense	(16,356)	—
Net (loss) income	$(1,232,896)	$248
Revenues. During the six months ended June 30, 2014, our revenue was primarily from the rent of our multifamily property acquired on June 4, 2014.
Expenses.  Our operating expenses for the six months ended June 30, 2014 were from the ongoing operations of our business and the acquisition of one operating property. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $687,598, primarily related to the following:

◦	Company level expenses included $508,000 in payroll costs allocated to us by our Advisor, $72,000 of director and officer's insurance and director fees of $53,000.

◦	Property level expenses of $25,000 were related to the operations of our acquired multifamily property.

◦	Acquisition costs of $269,391 related to the acquisition of our multifamily property with an aggregate purchase price of $9.5 million.

◦	Loss on disposal of assets of $198,840 related to the disposition of existing appliance packages at the acquired property.

◦	We recorded $16,356 of interest expense related to the mortgage loan secured to finance the property acquisition.

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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of June 30, 2014, we have not identified any additional sources of financing or additional investments.
If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of June 30, 2014, we have raised $3.7 million in our public offering.
We intend to allocate funds as necessary to aid our objective of preserving value for our investors by supporting the maintenance and viability of properties we acquire in the future. If such allocations and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 11 to our consolidated financial statements.
Capital Expenditures
We deployed a total of $5,194 during the six months ended June 30, 2014 for capital expenditures primarily related to unit rehabilitations at Bear Creek, our only multifamily real estate investment. We have budgeted over the next two years an additional $3.0 million for additional capital expenditures at Bear Creek.

(Back to Index)

(Back to Index)

Gross Offering Proceeds
As of June 30, 2014, we had an aggregate of 378,305 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1,060,000, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	363,305	$3,457,650
Advisor's initial investment, net of 5,000 share conversion	15,000	200,000
	378,305	$3,657,650
Mortgage Debt
The following is a summary of our mortgage note payable:

	Balance Outstanding at	Maturity Date	Initial Annual Interest Rate	Average Monthly Debt Service	Interest Expense Incurred for the
Collateral	June 30, 2014				Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Bear Creek	$7,465,000	7/1/2024	2.521%	$15,770	$14,114	$14,114
On June 4, 2014, in connection with our acquisition of Bear Creek, we entered into a $7.5 million,10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC, or the Mortgage Loan, secured by Bear Creek. The Mortgage Loan matures on July 1, 2024. The Mortgage Loan bears interest at a floating rate of one-month London InterBank Offered Rate, or LIBOR, plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and repayments of principal in the amount of approximately $23,432 per month.
On June 4, 2014, the Advisor provided us a $1.3 million bridge loan, or the Bridge Loan. We used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. As of June 30, 2014, we repaid the Bridge Loan in full and paid $2,242 in interest.
Operating Property
As of June 30, 2014, our wholly-owned interest in a multifamily property was as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Bear Creek	152	Dallas, TX
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of June 30, 2014, the Advisor has advanced a total of $2.1 million for organization and offering costs and no reimbursements had been made.
Acquisition and Asset Management Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 11 of the notes to our consolidated financial statements.

(Back to Index)

(Back to Index)

Operating Expenses
Under our charter, commencing four fiscal quarters after the earliest to occur of (i) the acquisition of our first real estate investment, or (ii) the date that is six months after the commencement of this offering, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-184476), as amended, under "Plan of Operations - Critical Accounting Policies," which is hereby incorporated herein by this reference.
Distributions
On June 5, 2014, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing July 1, 2014 through and including September 30, 2014. The declared distributions equal a daily amount of $0.00068493 per share of common stock. The July distributions of $5,524 were paid on August 1, 2014. The August distributions are expected to be paid on September 2, 2014, and the September distributions are expected to be paid on October 1, 2014.
Funds from Operations and Modified Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to, commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA.  MFFO excludes from FFO the following items:

(Back to Index)

(Back to Index)

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	impairment charges;

(6)	gains or losses from the early extinguishment of debt;

(7)
gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(9)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10)	gains or losses related to contingent purchase price adjustments; and

(11)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed.  Both of these acquisition costs have been and will continue to be funded from the proceeds of our offering and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments.  In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

•
Adjustments for amortization of above or below market intangible lease assets.  Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue.  Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•
Impairment charges, gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments.  Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding which may not be directly attributable to current operating performance.  As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

(Back to Index)

(Back to Index)

•
Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price.  Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations.  By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our offering and acquisition stages are completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
Neither FFO nor MFFO should be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO and AFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2014	2013	2014	2013
Net (loss) income – GAAP	$(1,232,995)	$125	$(1,232,896)	$248
Depreciation expense	24,778	—	24,778	—
FFO	(1,208,217)	125	(1,208,118)	248
Amortization of intangible lease assets	58,560	—	58,560	—
Acquisition costs	269,391	—	269,391	—
MFFO	$(880,266)	$125	$(880,167)	$248

Basic and diluted loss per common share - GAAP	$(3.92)	$0.01	$(3.92)	$0.01
FFO per share	$(3.85)	$0.01	$(3.84)	$0.01
MFFO per share	$(2.80)	$0.01	$(2.80)	$0.01

Weighted average shares outstanding	314,208	20,000	314,208	20,000

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On June 5, 2014, our board of directors authorized a stock distribution of 0.00625 shares of our common stock, $0.01 par value per share, or 0.625% of each outstanding share of common stock to the stockholders of record at the close of business on June 30, 2014. Such stock distribution was issued on July 14, 2014.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ending June 30, 2014 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the six months ended June 30, 2014 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of June 30, 2014, our advisor has incurred costs on our behalf of approximately $2.8 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. On June 2, 2014, we satisfied the $2.0 million minimum offering amount for our initial public offering, broke escrow and issued shares of common stock in the offering. As of June 30, 2014, a total of 378,305 shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $3.7 million.

Types of Expense	Amount
Selling commissions	$149,922
Dealer manager fees	37,980
Other organization and offering costs (excluding underwriting compensation)	91,441
Total expenses	$279,343
From the commencement of the public offering through June 30, 2014, we incurred selling commissions, dealer-manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth above.  We pay selling commissions and dealer-manager fees to Resource Securities, and Resource Securities reallows all selling commissions and a portion of the dealer-manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain offering expenses as described in our prospectus, as amended and supplemented.
        From the commencement of our ongoing initial public offering through June 30, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $3.3 million.  As of June 30, 2014, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $9.5 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $249,000 was paid to our Advisor, as acquisition and advisory fees and acquisition expense reimbursements.
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
As of June 30, 2014, a total of 378,305 shares have been issued in connection with our public offering. During the six months ended June 30, 2014, we did not repurchase any of our securities for redemption as no securities were tendered for redemption.
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

10.1	Multifamily Loan and Security Agreement by and between RRE Bear Creek Holdings, LLC and Berkadia Commercial Mortgage LLC, dated June 4, 2014
10.2	Promissory Note by Resource Real Estate Opportunity REIT II, Inc. in favor of Resource Real Estate Opportunity Advisor II, LLC, dated June 4, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

August 14, 2014	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)