Form 10-Q
period 2014-09-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2014-11-14
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 11, 2014, there were 2,450,617 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history. As of September 30, 2014, we owned one multifamily property. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

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

•
There is no limit on the amount we can borrow to acquire a single real estate investment, but pursuant to our charter, we may not leverage our assets with debt financing such that our borrowings would exceed 300% of our net assets unless a majority of the members of our conflicts committee find substantial justification for borrowing a greater amount.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments:
Rental property, net	$8,906,625	$—
Identified intangible assets, net	175,682	—
	9,082,307	—

Cash	11,566,460	200,644
Restricted cash	321,555	—
Tenant receivables	1,689	—
Due from related party	37,057	—
Subscriptions receivable	207,750	—
Prepaid expenses and other assets	102,643	—
Deferred offering costs	2,779,692	—
Deferred financing costs, net	158,314	—
Total assets	$24,257,467	$200,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable	$7,465,000	$—
Accounts payable and accrued expenses	327,769	—
Due to related parties	3,138,851	—
Tenant prepayments	17,594	—
Security deposits	15,702	—
Distribution payable	11,194	—
Total liabilities	10,976,110	—

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 1,730,937 and 15,000 issued and outstanding, respectively)	17,310	150
Additional paid-in capital	15,203,884	199,350
Accumulated other comprehensive loss	(9,904)	—
Accumulated (deficit) earnings	(1,930,433)	644
Total stockholders’ equity	13,281,357	200,644
Total liabilities and stockholders’ equity	$24,257,467	$200,644

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$342,437	$—	$455,076	$—
Interest income	1,505	102	1,787	350
Total revenues	343,942	102	456,863	350

Expenses:
Rental operating	230,517	—	270,542	—
Acquisition costs	60,053	—	329,444	—
Management fees - related parties	8,683	—	59,228	—
General and administrative	430,186	—	1,117,506	—
Loss on disposal of assets	—	—	198,840	—
Depreciation and amortization expense	193,910	—	277,249	—
Total expenses	923,349	—	2,252,809	—
(Loss) income before other expense	(579,407)	102	(1,795,946)	350

Other expense:
Interest expense	53,523	—	69,880	—
Net (loss) income	(632,930)	102	(1,865,826)	350

Other comprehensive loss:
Designated derivative, fair value adjustment	(2,300)	—	(9,904)	—
Comprehensive (loss) income	$(635,230)	$102	$(1,875,730)	$350

Weighted average common shares outstanding	988,610	20,000	827,730	20,000

Basic and diluted (loss) earnings per common share	$(0.64)	$0.01	$(2.25)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2014	15,000	$150	50,000	$500	$199,350	$—	$644	$200,644
Issuance of stock	1,711,887	17,119	—	—	16,910,677	—	—	16,927,796
Common stock issued through dividend reinvestment plan	1,700	17	—	—	16,135	—	(16,152)	—
Syndication costs	—	—	—	—	(1,945,755)	—	—	(1,945,755)
Distributions of common stock	2,350	24	—	—	23,477	—	(23,501)	—
Distributions declared	—	—	—	—	—	—	(25,598)	(25,598)
Designated derivative, fair value adjustment	—	—	—	—	—	(9,904)	—	(9,904)
Net loss	—	—	—	—	—	—	(1,865,826)	(1,865,826)
Balance, at September 30, 2014	1,730,937	$17,310	50,000	$500	$15,203,884	$(9,904)	$(1,930,433)	$13,281,357

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,865,826)	$350
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	198,840	—
Depreciation and amortization	277,249	—
Amortization of deferred financing costs	5,360
Fair value of interest rate cap	(9,904)	—
Changes in operating assets and liabilities:
Restricted cash	(321,555)	—
Tenant receivables, net	(1,689)	—
Due from related party	(37,057)	—
Prepaid expenses and other assets	(70,921)	—
Due to related parties	3,138,851	—
Accounts payable and accrued expenses	258,683	—
Tenant prepayments	17,431	—
Security deposits	218	—
Net cash provided by operating activities	1,589,680	350

Cash flows from investing activities
Property acquisition	(9,446,990)	—
Capital expenditures	(58,395)	—
Net cash used in investing activities	(9,505,385)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	16,720,046	—
Payment of deferred financing costs	(163,674)	—
Deferred offering costs	(2,779,692)	—
Increase in borrowings	8,787,000	—
Repayments on borrowings	(1,322,000)	—
Distributions paid on common stock	(14,404)	—
Syndication costs	(1,945,755)	—
Net cash provided by financing activities	19,281,521	—

Net increase in cash	11,365,816	350
Cash at beginning of period	200,644	200,193
Cash at end of period	$11,566,460	$200,543

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
On June 2, 2014, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, broke escrow and issued shares of common stock in the offering. The Company subsequently raised the minimum New York offering amount of $2.5 million on June 4, 2014. Subscriptions from residents of Ohio and Pennsylvania will continue to be held in escrow until the Company has received aggregate subscriptions of at least $20.0 million and $50.0 million, respectively. As of September 30, 2014, a total of 1,730,937 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $17.1 million. As of September 30, 2014, the Company had issued 1,700 shares for $16,152 pursuant to its ongoing distribution reinvestment plan.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

The consolidated financial statements and the information and tables contained in the notes thereto, as of September 30, 2014, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Special Financial Report on Form SP15D2 for the year ended December 31, 2013.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairments as of September 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

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
The total amount of other intangible assets acquired is further allocated to customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
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
September 30, 2014
(unaudited)

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
As a condition of the Company’s mortgage loan, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also serve to protect the lender.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014, the Company did not record any hedge ineffectiveness in earnings.
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
The future minimum rental payments to be received from noncancelable operating leases are $739,000 and $2,000 for the years ending September 30, 2015 and 2016, and none thereafter.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

Deferred Offering Costs
Through September 30, 2014, the Advisor has advanced $2.5 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of September 30, 2014, the Company has reimbursed $312,000 of deferred offering costs to the Advisor.
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
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014 (the “Advisory Agreement”), the Company has raised the minimum offering amount ($2.0 million) such that the Company is currently obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. As of September 30, 2014, a total of $2.2 million in reimbursable organizational and offering costs incurred on behalf of the Company by the Advisor has yet to be reimbursed by the Company. These costs are included in Due to related parties on the consolidated balance sheet as of September 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company's consolidated financial position, results of operations and cash flows.
In June 2014, FASB issued authoritative guidance to change the criteria for reporting development stage entities. Under the new guidance, the requirement to present inception-to-date information on the statement of operations, cash flows and statement of equity has been eliminated. In addition, financial statements no longer need to be labeled as those of a development stage entity, disclosure of a description of the development stage activities in which the entity is engaged is no longer required, and disclosing in the first year the company is no longer a development stage entity and that in prior years it had been in the development stage is also no longer required. The Company's early adoption of this guidance, as of January 1, 2014, did not have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

	Nine Months Ended
	September 30,
	2014	2013
Non-cash financing and investing activities:
Increase in subscription receivables	$207,750	$—

Cash paid during the period for:
Interest	$48,800	$—
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows:

	September 30, 2014	December 31, 2013
Real estate taxes	$114,618	$—
Insurance	13,284	—
Capital improvements	193,653	—
Total	$321,555	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

NOTE 5 - RENTAL PROPERTY, NET
The Company’s investment in a rental property consisted of the following:

	September 30, 2014	December 31, 2013
Land	$1,888,982	$—
Building and improvements	7,060,815	—
Furniture, fixtures and equipment	54,316	—
Construction in progress	4,079	—
	9,008,192	—
Less: accumulated depreciation	(101,567)	—
	$8,906,625	$—

Depreciation expense for the three and nine months ended September 30, 2014 was $76,790 and $101,567, respectively.
NOTE 6 - ACQUISITION
On June 4, 2014, the Company acquired its first investment, a 152-unit, multifamily apartment community located in Dallas, Texas known as Bear Creek, for $9.5 million, excluding closing costs. The Company paid an acquisition fee of $204,186, or 2% of the purchase price (including closing costs and any amounts reserved for capital expenditures), to the Advisor.
The following table reflects the fair value of the net assets acquired:

Rental property:
Land	$1,888,982
Buildings	7,060,815
Personal property	198,840
9,148,637
Acquired intangibles - in-place leases	351,364
Prepaid insurance	31,721
Accrued real estate taxes	(69,085)
Prepaid rents	(163)
Security deposits	(15,484)
Fair value assigned	$9,446,990
The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2014 acquisition of Bear Creek:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Total Revenues	$342,437	$455,076
Net Loss	(178,728)	(488,169)
Acquisition Costs	60,053	329,444

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental leases. The value of acquired in-place leases totaled $175,682 and $-0- as of September 30, 2014 and December 31, 2013, respectively, net of accumulated amortization of $175,682 and $-0-, respectively. The weighted average remaining life of the rental leases is four months as of September 30, 2014. Expected amortization for the rental leases for the next 12 months is $175,682.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

NOTE 8 - MORTGAGE NOTE PAYABLE
The following is a summary of the Company's mortgage note payable as of September 30, 2014:

	Balance Outstanding at	Maturity Date	Initial Annual Interest Rate	Average Monthly Debt Service	Interest Expense
Collateral	September 30, 2014				Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Bear Creek	$7,465,000	7/1/2024	2.521%	$15,900	$48,094	$62,638
On June 4, 2014, in connection with the acquisition of Bear Creek, the Company entered into a $7.5 million, secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Mortgage Loan"), secured by the property. The Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month London InterBank Offered Rate ("LIBOR") plus 2.37%. As of September 30, 2014, the interest rate was 2.52%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal in the amount of approximately $23,432 per month.
Annual principal payments on the mortgage note payable for each of the next five years ending September 30, and thereafter, are as follows:

2015	$—
2016	—
2017	—
2018	21,679
2019	86,718
Thereafter	7,356,603
$7,465,000
NOTE 9 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of September 30, 2014 and December 31, 2013, there were $5,360 and $-0-, respectively, of accumulated amortization of deferred financing costs. Amortization of deferred financing costs for the next five years ending September 30, and thereafter, are as follows:

2015	$16,442
2016	16,487
2017	16,442
2018	16,438
2019	16,305
Thereafter	76,200
$158,314
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the nine month ended September 30, 2014:

Net unrealized loss on derivatives
January 1, 2014	$—
Unrealized loss on designated hedge	(9,904)
September 30, 2014	$(9,904)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS
Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor or one of its affiliates. The Company does not have any employees. The Advisor is not obligated to dedicate any specific portion of its time or the time of its personnel to the Company’s business. The Advisor is at all times subject to the supervision and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, although there can be no assurance that the Company’s plans to raise capital will be successful. As of September 30, 2014, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $3.1 million.
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
Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price. No properties were sold during the nine months ended September 30, 2014 and, therefore, no disposition fees were earned.
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
On June 4, 2014, the Advisor provided a $1.3 million bridge loan (the “Bridge Loan”) to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. The Company repaid the Bridge Loan in full on June 30, 2014 and paid $2,242 in interest as of September 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

Relationship with RAI
The receivable from related party includes escrow funds held by RAI for self insurance. The Company's property participates in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $85 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments.
Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. No construction management fees were earned during the three and nine months ended September 30, 2014.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three and nine months ended September 30, 2014.
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
Relationship with Other Related Parties
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	September 30, 2014	December 31, 2013
Due from related party:
Resource Securities	$26,757	$—
RAI - self-insurance funds held in escrow	10,300	—
	37,057	—

Due to related parties:
Advisor
Organization and offering costs	2,177,551	—
Operating expense reimbursements	933,507	—

Manager
Property management fees	4,967	—
Expense reimbursements	3,744	—

Resource Securities
Selling commissions and dealer-manager fees	19,082	—
	$3,138,851	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fees earned / expenses incurred:
Advisor
Acquisition fees	$60,053	$—	$264,238	$—
Asset management fees	29,635	—	37,130	—
Debt financing fees	—	—	37,325	—
Organization and offering costs	418,339	—	2,489,150	—
Overhead allocation	152,533	—	880,329	—
Interest expense	2,242	—	2,242	—

Manager
Property management fees	16,274	—	22,098	—
Operating expense reimbursements	3,744	—	20,288	—

Resource Securities
Selling commissions and dealer-manager fees	1,332,915	—	1,520,817	—

Other
Graphic Images	76,686	—	239,078	—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

NOTE 12 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of September 30, 2014, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of September 30, 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
Common Stock
As of September 30, 2014, the Company had an aggregate of 1,730,937 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1,060,000, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	1,711,887	$16,927,796
Shares issued through stock distributions	2,350	—
Shares issued through distribution reinvestment plan	1,700	16,152
Advisor's initial investment, net of 5,000 share conversion	15,000	200,000
	1,730,937	$17,143,948
Distributions
On June 5, 2014, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing July 1, 2014 through and including September 30, 2014. The declared distributions will equal a daily amount of $0.00068493 per share of common stock. The July distribution of $5,524 was paid on August 1, 2014, the August distribution of $8,845 was paid on September 2, 2014, and the September distribution of $11,194 was paid on October 1, 2014.
On June 5, 2014, the Company's Board of Directors authorized a stock distribution of 0.00625 shares of the Company's common stock, $0.01 par value per share, or 0.625% of each outstanding share of common stock to the stockholders of record at the close of business on June 30, 2014. Such stock distribution was issued on July 14, 2014.
On August 14, 2014, the Company's Board of Directors authorized a stock distribution of 0.01 shares of the Company's common stock, $0.01 par value per share, or 1.0% of each outstanding share of common stock to the stockholders of record at the close of business on September 30, 2014. Such stock distribution was issued on October 15, 2014.
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
September 30, 2014
(unaudited)

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

Derivatives (interest rate caps) which are reported at fair value in the consolidated balance sheets are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Interest rate caps	$—	$9,766	$—	$—
	$—	$9,766	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets:
Interest rate caps	$—	$—	$—	$—
	$—	$—	$—	$—
The carrying amount and fair value of the Company’s mortgage note payable are as follows:

	September 30, 2014
	Carrying Amount	Fair Value
Mortgage note payable	$7,465,000	$7,465,000
Since the interest rate is variable, the fair value of the mortgage note payable is equal to the carrying amount.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

NOTE 14 - DERIVATIVES AND HEDGING ACTIVITIES
As of September 30, 2014, the Company had the following outstanding interest rate derivative, which matures on November 1, 2018, that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate cap	1	$7,465,000
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instrument, which is included in Prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2014:

Asset Derivatives				Liabilities Derivatives
September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate cap	$9,766	Interest rate cap	$—	NA	$—	NA	$—
NOTE 15 - OPERATING EXPENSE LIMITATION
As defined under the Company's charter, commencing four fiscal quarters after the earlier to occur of (i) the acquisition of the first real estate investment, or (ii) the date that is six months after the commencement of the primary offering, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2014
(unaudited)

NOTE 16 – SUBSEQUENT EVENTS
On October 6, 2014, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing October 6, 2014 through and including October 30, 2014. The distributions equaled a daily amount of $0.00082192 per share of common stock. Such cash distributions were paid on October 31, 2014.
On October 30, 2014, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing October 31, 2014 through and including November 26, 2014. The distributions will equal a daily amount of $0.00068493 per share of common stock, payable on November 28, 2014.
On November 13, 2014, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing November 27, 2014 through and including January 29, 2015. The distributions will equal a daily amount of $0.00068493 per share of common stock for each day in the period commencing November 27, 2014 through and including November 30, 2014 and $0.00164384 per share of common stock for each day in the period commencing December 1, 2014 through and including January 29, 2015. The Company expects to pay these distributions on December 31, 2014 and January 30, 2015.
The Company raised the minimum Ohio offering amount of $20.0 million on October 21, 2014.
On November 14, 2014, the Company entered into an agreement of sale to purchase a 300-unit multifamily community located in Centennial, Colorado from an unaffiliated seller for $52.4 million.
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
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of September 30, 2014, we owned one multifamily property located in Dallas, Texas. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations:

	Three Months Ended
	September 30,
	2014	2013
Revenues:
Rental income	$342,437	$—
Interest income	1,505	102
Total revenues	343,942	102

Expenses:
Rental operating	230,517	—
Acquisition costs	60,053	—
Management fees - related parties	8,683	—
General and administrative	430,186	—
Depreciation and amortization expense	193,910	—
Total expenses	923,349	—
(Loss) income before other expense	(579,407)	102

Other expense:
Interest expense	53,523	—
Net (loss) income	$(632,930)	$102
Revenues. During the three months ended September 30, 2014, our revenue was primarily from the rent of our multifamily property acquired on June 4, 2014.
Expenses.  Our operating expenses for the three months ended September 30, 2014 were from the ongoing operations of our business and the acquisition of one operating property. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $430,186, primarily related to the following:

◦	Company level expenses included $205,000 in payroll costs allocated to us by our Advisor, $36,000 of director and officer's insurance, $35,000 of director fees, and $60,000 of professional fees.

◦	Property level expenses of $32,000 were related to the operations of our acquired multifamily property.

◦	Acquisition costs of $60,053 related to funding of the capital improvements and repairs account at our multifamily property.

◦	We recorded $53,523 of interest expense related to the mortgage loan secured to finance the property acquisition and amortization of deferred financing costs.

(Back to Index)

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Revenues:
Rental income	$455,076	$—
Interest income	1,787	350
Total revenues	$456,863	$350

Expenses:
Rental operating	270,542	—
Acquisition costs	329,444	—
Management fees - related parties	59,228	—
General and administrative	1,117,506	—
Loss on disposal of assets	198,840	—
Depreciation and amortization expense	277,249	—
Total expenses	2,252.809	—
(Loss) income before other expense	(1,795,946)	350

Other expense:
Interest expense	69,880	—
Net (loss) income	$(1,865,826)	$350
Revenues. During the nine months ended September 30, 2014, our revenue was primarily from the rent of our multifamily property acquired on June 4, 2014.
Expenses.  Our operating expenses for the nine months ended September 30, 2014 were from the ongoing operations of our business and the acquisition of one operating property. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses related to the start up of early operations of the Company were $1,117,506, primarily related to the following:

◦	Company level expenses included $714,000 in payroll costs allocated to us by our Advisor, $108,000 of director and officer's insurance, $87,000 of director fees, and $85,000 of professional fees.

◦	Property level expenses of $57,000 were related to the operations of our acquired multifamily property.

◦	Acquisition costs of $329,444 related to the acquisition of our multifamily property with an aggregate purchase price of $9.4 million.

◦	Loss on disposal of assets of $198,840 related to the disposition of existing appliance packages at the acquired property.

◦	We recorded $69,880 of interest expense related to the mortgage loan and bridge loan secured to finance the property acquisition, as well as amortization of deferred financing costs.

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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of September 30, 2014, we had not identified any additional sources of financing or additional investments.
If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of September 30, 2014, we had raised $17.1 million in our public offering.
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
Capital Expenditures
We deployed a total of $58,395 during the nine months ended September 30, 2014 for capital expenditures primarily related to unit rehabilitations at Bear Creek, our only multifamily real estate investment. We have budgeted over the next two years an additional $3.2 million for additional capital expenditures at Bear Creek.

(Back to Index)

(Back to Index)

Gross Offering Proceeds
As of September 30, 2014, we had an aggregate of 1,730,937 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1,060,000, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	1,711,887	$16,927,796
Shares issued through stock distributions	2,350	—
Shares issued through distribution reinvestment plan	1,700	16,152
Advisor's initial investment, net of 5,000 share conversion	15,000	200,000
	1,730,937	$17,143,948
Mortgage Debt
The following is a summary of our mortgage note payable:

	Balance Outstanding at	Maturity Date	Initial Annual Interest Rate	Average Monthly Debt Service	Interest Expense
Collateral	September 30, 2014				Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Bear Creek	$7,465,000	7/1/2024	2.521%	$15,900	$48,094	$62,638
On June 4, 2014, in connection with our acquisition of Bear Creek, we entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC, or the Mortgage Loan, secured by Bear Creek. The Mortgage Loan matures on July 1, 2024. The Mortgage Loan bears interest at a floating rate of one-month London InterBank Offered Rate, or LIBOR, plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and repayments of principal in the amount of approximately $23,432 per month.
On June 4, 2014, the Advisor provided us a $1.3 million bridge loan, or the Bridge Loan. We used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. As of September 30, 2014, we had repaid the Bridge Loan in full and paid $2,242 in interest.
Operating Property
As of September 30, 2014, our wholly-owned interest in a multifamily property was as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Bear Creek	152	Dallas, TX
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of September 30, 2014, the Advisor has advanced a total of $2.5 million for organization and offering costs and received $312,000 in reimbursements.
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

(Back to Index)

(Back to Index)

Operating Expenses
Under our charter, commencing four fiscal quarters after the earlier to occur of (i) the acquisition of our first real estate investment, or (ii) the date that is six months after the commencement of this offering, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-184476), as amended, under "Plan of Operations - Critical Accounting Policies," which is hereby incorporated herein by this reference.
Distributions
On June 5, 2014, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing July 1, 2014 through and including September 30, 2014. The declared distributions equal a daily amount of $0.00068493 per share of common stock. The July distribution of $5,524 was paid on August 1, 2014, the August distribution of $8,845 was paid on September 2, 2014, and the September distribution of $11,197 was paid on October 1, 2014.
On June 5, 2014, our Board of Directors authorized a stock distribution of 0.00625 shares of our common stock, $0.01 par value per share, or 0.625% of each outstanding share of common stock to the stockholders of record at the close of business on June 30, 2014. Such stock distribution was issued on July 14, 2014.
On August 14, 2014, our Board of Directors authorized a stock distribution of 0.01 shares of our common stock, $0.01 par value per share, or 1.0% of each outstanding share of common stock to the stockholders of record at the close of business on September 30, 2014. Such stock distribution was issued on October 15, 2014.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations and the general and administrative expenses incurred in connection with these events. FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2014	2013	2014	2013
Net (loss) income – GAAP	$(632,930)	$102	$(1,865,826)	$350
Depreciation expense	76,790	—	101,567	—
FFO	(556,140)	102	(1,764,259)	350
Amortization of intangible lease assets	117,121	—	175,682	—
Acquisition costs	60,053	—	329,444	—
MFFO	$(378,966)	$102	$(1,259,133)	$350

Basic and diluted loss per common share - GAAP	$(0.65)	$0.01	$(2.27)	$0.02
FFO per share	$(0.57)	$0.01	$(2.14)	$0.02
MFFO per share	$(0.39)	$0.01	$(1.53)	$0.02

Weighted average shares outstanding	978,098	20,000	823,118	20,000

Off-Balance Sheet Arrangements
As of September 30, 2014 and 2013, we did not have any off-balance sheet arrangements or obligations.

(Back to Index)

(Back to Index)

Subsequent Events
On October 6, 2014, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing October 6, 2014 through and including October 30, 2014. The distributions equaled a daily amount of $0.00082192 per share of common stock. Such cash distributions were paid on October 31, 2014.
On October 30, 2014, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing October 31, 2014 through and including November 26, 2014. The distributions will equal a daily amount of $0.00068493 per share of common stock, payable on November 28, 2014.
On November 13, 2014, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing November 27, 2014 through and including January 29, 2015. The distributions will equal a daily amount of $0.00068493 per share of common stock for each day in the period commencing November 27, 2014 through and including November 30, 2014 and $0.00164384 per share of common stock for each day in the period commencing December 1, 2014 through and including January 29, 2015. We expect to pay these distributions on December 31, 2014 and January 30, 2015.
We raised the minimum Ohio offering amount of $20.0 million on October 21, 2014.
On November 14, 2014, the Company entered into an agreement of sale to purchase a 300-unit multifamily community located in Centennial, Colorado from an unaffiliated seller for $52.4 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2014 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the nine months ended September 30, 2014 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of September 30, 2014, our advisor has incurred costs on our behalf of approximately $3.1 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. On June 2, 2014, we satisfied the $2.0 million minimum offering amount for our initial public offering, broke escrow and issued shares of common stock in the offering. As of September 30, 2014, a total of 1,728,587 shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $17.1 million.

Types of Expense	Amount
Selling commissions	$1,243,776
Dealer manager fees	277,041
Other organization and offering costs (excluding underwriting compensation)	424,939
Total expenses	$1,945,756
From the commencement of the public offering through September 30, 2014, we incurred selling commissions, dealer-manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth above.  We pay selling commissions and dealer-manager fees to Resource Securities, and Resource Securities reallows all selling commissions and a portion of the dealer-manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain offering expenses as described in our prospectus, as amended and supplemented.
        From the commencement of our ongoing initial public offering through September 30, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $15.2 million.  As of September 30, 2014, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $9.5 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $339,000 was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
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

(Back to Index)

(Back to Index)

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
As of September 30, 2014, a total of 1,730,937 shares have been issued. During the nine months ended September 30, 2014, we did not repurchase any of our securities for redemption as no securities were tendered for redemption.
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
4.1
Form of Subscription Agreement, included as Appendix B to the prospectus (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment no. 2 to the Registration Statement on Form S-11 (No. 333-184476) filed October 28, 2014)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.3
Distribution Reinvestment Plan, included as Appendix C to prospectus (incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment no. 2 to the Registration Statement on Form S-11 (No. 333-184476) filed October 28,2014)

4.4
Amended and Restated Escrow Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

10.1	First Amendment to Amended and Restated Advisory Agreement between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC. dated October 6, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

November 14, 2014	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)