Form 10-K
period 2014-12-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2015-03-30
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-184476
Resource Real Estate Opportunity REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA 19103
(Address of principal executive offices) (Zip code)
(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock.  The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers.  There were 132,944 shares of common stock held by non-affiliates as of June 30, 2014, the last day of the registrant's most recently completed second fiscal quarter.
As of March 23, 2015, there were 12,653,262 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.
Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT II, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history. As of December 31, 2014, we owned two multifamily properties. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

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

•
We pay substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment.

•
Our advisor and its affiliates receive fees in connection with transactions involving the acquisition and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

•
There is no limit on the amount we can borrow to acquire a single real estate investment, but pursuant to our charter, we may not leverage our assets with debt financing such that our borrowings would exceed 300% of our net assets unless a majority of the members of our conflicts committee find substantial justification for borrowing a greater amount.

•	We may lack property diversification if we do not raise a substantial amount of proceeds in our initial public offering.

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

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS
General
Resource Real Estate Opportunity REIT II, Inc. is a Maryland corporation that was formed on September 28, 2012. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT II, Inc. and, as required by context RRE Opportunity OP II, LP, a Delaware limited partnership, and to its subsidiaries. We focus primarily on acquiring underperforming or distressed real estate and real estate loans. We intend to elect to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2014. Our objective is to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values.
As of December 31, 2014, we owned two multifamily properties, as described further in “Item 2. Properties”. We intend to continue to purchase a diversified portfolio of underperforming U.S. commercial real estate and real estate-related debt, including properties that may benefit from extensive renovations that may increase their long-term values.
We are externally managed by Resource Real Estate Opportunity Advisor II, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc., or RAI, a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience.
Our Offerings
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933, as amended (the "Securities Act"). We retained Resource Securities, an affiliate of our Advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of December 31, 2014, our Advisor has incurred organizational and offering costs on our behalf of approximately $3.0 million.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist, at the time of acquisition, of commercial real estate assets, principally (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchases either directly or with a co-investor or joint venture partner. We anticipate acquiring approximately 60% of our total assets in category (i) listed above, 20% of total assets in category (ii) listed above, and 20% of our total assets in category (iii) listed above. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We seek to utilize our sponsor's dedicated multifamily investing and lending relationships to take advantage of the full range of opportunities across the entire multifamily spectrum of investments. If we are only able to raise an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a REIT, under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.

(Back to Index)

Our Advisor, its predecessors and its affiliates have over 20 years of experience in acquiring, managing and disposing of real estate assets. We believe their extensive experience in underperforming and distressed real estate assets and multifamily rental properties along with their proven experience sponsoring a publicly traded REIT and their long standing contacts in the financial services industry distinguish us from our competitors.
Our Operating Policies and Strategies
Our Advisor has the primary responsibility for the selection of investments, the negotiation of the acquisition of these investments, and financing, asset-management and disposition decisions. A majority of our Board of Directors and a majority of the Conflicts Committee, which includes only our three independent directors, approve certain significant proposed real estate property investments and real estate-related debt investments. Our Board of Directors meets regularly to monitor the execution of our investment strategies and our progress in achieving our investment objectives.
We may use leverage for our acquisitions in the form of both REIT level financing and individual investment financing. Such financing, both at the REIT level and at the individual investment level, may also be obtained from the seller of an investment. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our total liabilities exceed 75% of the aggregate cost of our assets unless a majority of our Conflicts Committee finds substantial justification for borrowing a greater amount.
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $1.2 million in us and as of December 31, 2014 it owned 134,944 shares of our common stock and 50,000 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock.
We have a management agreement with Resource Real Estate Opportunity Manager II, LLC, an affiliate of our Advisor, or our Manager, to provide property management services, as applicable, for most, if not all, of the properties or other real estate related assets we acquire, provided our Advisor is able to control the operational management of such acquisitions. Our Manager may subcontract with an affiliate or third party to provide day-to-day property management, construction management and/or other property specific functions as applicable for the properties it manages.
Resource Real Estate Management, Inc. d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2014, managed over 75 multifamily rental properties in 24 states with over 20,000 units. Resource Residential has over 500 employees. Our Manager has subcontracted with Resource Residential to manage most of the real estate assets that we own. The senior managers and employees of Resource Residential, acting through our Manager, assist in providing property management as well as construction management services to us.
Competition
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We believe that our multifamily communities are suitable for their intended purposes and adequately covered by insurance. There are a number of comparable properties located in the same submarkets that might compete with them. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

(Back to Index)

Employees and Economic Dependency
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourcereit2.com, or by responding to requests addressed to our investor relations group. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.
ITEM 1A.     RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2014, we owned two multifamily properties encompassing approximately 467,247 rentable square feet. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2014:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit (3)	Mortgage Debt Secured by Property
Bear Creek	Dallas, Texas	152	6/4/2014	$9,500,000	1980	856	95.4%	$771	$7,465,000
Oak Hill	Fort Worth, Texas	360	12/19/2014	47,000,000	1999	952	93.1%	1,133	31,075,000

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2014 divided by the total number of residential units

(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2014, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY PROPERTIES
Not applicable.

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2015, we had 12,653,262 shares of common stock outstanding held by a total of 3,123 stockholders. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to our initial public offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist Financial Industry Regulatory Authority, or FINRA, members and their associated persons that participated in our initial public offering, in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers, or NASD, Conduct Rules, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2014. The basis for this valuation is the primary public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sales price than could otherwise have been obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. On or before April 11, 2016, how we report our estimated value per share will change. Initially we will report the net investment amount of our shares, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus for our initial public offering. This estimated per share value will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. No later than October 30, 2016, which date is 150 days following the second anniversary of the date we broke escrow in our initial public offering, we will provide a net asset value, or NAV, per share. In determining our NAV per share, we will follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Associate (“IPA”) in April 2013 (the “IPA Guidelines”). Once we announce an NAV per share we generally expect to update the NAV per share every 12 months.
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2014 were sold in an offering registered under the Securities Act.
Use of Proceeds of Registered Securities
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We retained Resource Securities, an affiliate of our Advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of December 31, 2014, our Advisor has incurred offering costs on our behalf of approximately $3.0 million.

As of December 31, 2014, a total of 4.8 million shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $47.1 million. From the commencement of our public offering through December 31, 2014, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain organizational and offering costs.

(Back to Index)

Type of Expense	Amount
Selling commissions	$3,065,048
Dealer manager fees	1,362,620
Other organization and offering costs (excluding underwriting compensation)	734,492
Total expenses	$5,162,160
From the commencement of our initial public offering through December 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $41.5 million. As of December 31, 2014, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $56.5 million in real estate investments. Of the amount used for the purchase of these investments, approximately $2.8 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities
Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors can amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and prior to the time we establish an NAV per share of our common stock, the purchase price for shares redeemed under the redemption program will be as follows:

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
Notwithstanding the foregoing, until we establish an NAV per share, shares received as a stock distribution will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date.
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
During the year ended December 31, 2014, we did not redeem any of our securities as no securities were tendered for redemption.

(Back to Index)

Distribution Information
For the year ended December 31, 2014, the Company paid aggregate distributions of $328,785, including $113,952 of distributions paid in cash and $214,833 of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for year ended December 31, 2014:

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2014	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In ) Operating Activities - Quarter to Date	Cash Provided By (Used In ) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$—	$—	$—	$99	$99	$—	$—	-/-	-/-
Second Quarter	$—	$—	$—	$2,174,915	$2,175,014	$60,250	$0.00068493	-/-	-/-
Third Quarter	$14,404	$16,151	$30,555	$(585,334)	$1,589,680	$—	$—	$30,555/100%	-/-
Fourth Quarter	$99,548	$198,682	$298,230	$(3,163,691)	$(1,574,011)	$527,913	$0.00095890	-/-	$298,230/100%
Total	$113,952	$214,833	$328,785	$(1,574,011)		$588,163
We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant.
Our Board of Directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. To the extent permitted by Maryland law, we may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from advances from our Advisor or sponsor or from our Advisor's deferral of its asset management fee, although we have no present intention to do so. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.
Our net loss for the year ended December 31, 2014 was $3.8 million and net cash used in operating activities was $1.6 million. Our cumulative cash distributions paid and net loss from inception through December 31, 2014 were $328,785 and $3.9 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We have and will continue to make distributions with respect to the shares of common stock in sole discretion of the board of directors. No distributions will be made with respect to shares of our convertible stock.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT II, Inc. and the notes thereto.
Overview
We are a Maryland corporation that intends to invest in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. Our targeted portfolio will consist, at the time of acquisition, of commercial real estate assets, principally (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner. We anticipate acquiring approximately 60% of our total assets in category (i) listed above, 20% of total assets in category (ii) listed above, and 20% of our total assets in category (iii) listed above. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. If we are only able to raise an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014. We describe this offering in “Liquidity and Capital Resources,” below.
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of December 31, 2014, we owned two multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

Year ended December 31, 2014 Compared to the Year ended December 31, 2013
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations:

	Years Ended
	December 31,
	2014	2013
Revenues:
Rental income	$991,543	$—
Interest income	8,251	451
Total revenues	999,794	451

Expenses:
Rental operating	689,325	—
Acquisition costs	1,588,944	—
Management fees - related parties	127,496	—
General and administrative	1,472,181	—
Loss on disposal of assets	198,840	—
Depreciation and amortization expense	531,058	—
Total expenses	4,607,844	—
(Loss) income before other expense	(3,608,050)	451

Other expense:
Interest expense	158,842	—
Net (loss) income	$(3,766,892)	$451
Revenues. During the year ended December 31, 2014, our revenue was primarily from the rent of our multifamily properties.
Expenses.  Our operating expenses for the year ended December 31, 2014 were from the ongoing operations of our business and the acquisition of two operating properties. Accordingly, we incurred management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses related to the start up of early operations were $1.5 million, primarily related to the following:

◦	Company level expenses included $906,187 in payroll costs allocated to us by our Advisor, $144,225 of director and officer's insurance, $126,261 of director fees, and $165,564 of professional fees.

◦	Property level expenses of $90,766 were related to the operations of our two multifamily properties.

◦	Acquisition costs of $1.6 million related to the acquisition of our two multifamily properties with an aggregate purchase price of $56.5 million.

◦	Loss on disposal of assets of $198,840 related to the disposition of existing appliance packages at Bear Creek.

◦	We recorded $158,842 of interest expense related to the mortgage loans and bridge loan secured to finance the property acquisitions, as well as amortization of deferred financing costs.

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. We are also offering up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of December 31, 2014, we had not identified any additional sources of financing or additional investments.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of December 31, 2014, we had raised $46.7 million in our public offering.
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
Capital Expenditures
We deployed a total of $109,264 during the year ended December 31, 2014 for capital expenditures primarily related to unit rehabilitations at Bear Creek, our first multifamily real estate investment. We have budgeted over the next two years an additional $3.2 million for additional capital expenditures at Bear Creek and $7.6 million for capital expenditures at Oak Hill.
Gross Offering Proceeds
As of December 31, 2014, we had an aggregate of 4,759,567 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

(Back to Index)

	Common
	Shares Issued	Gross Proceeds
Initial public offering	4,702,399	$46,748,354
Shares issued through stock distributions	19,554	—
Shares issued through distribution reinvestment plan	22,614	214,833
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
	4,759,567	$47,113,187
Mortgage Debt
The following is a summary of our mortgage notes payable:

	Balance Outstanding at	Maturity Date	Interest Rate	Average Monthly Debt Service	Interest Expense Incurred for the
Collateral	December 31, 2014				Year ended December 31, 2014
Bear Creek	$7,465,000	7/1/2024	2.54%	$15,901	$110,302
Oak Hill	31,075,000	1/1/2025	2.07%	54,323	36,557
	$38,540,000
On June 4, 2014, in connection with our acquisition of Bear Creek, we entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC, (the "Bear Creek Mortgage Loan"), secured by Bear Creek. The Bear Creek Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month London InterBank Offered Rate, or LIBOR, plus 2.37%. As of December 31, 2014, the interest rate was 2.54%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and repayments of principal in the amount of approximately $23,432 per month.
On December 19, 2014, in connection with the acquisition of Oak Hill, we entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Oak Hill Mortgage Loan"), secured by the property. The Oak Hill Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. As of December 31, 2014, the interest rate was 2.07%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal in the amount of approximately $109,047 per month.
On June 4, 2014, the Advisor provided us a $1.3 million bridge loan, (the "Bridge Loan"). We used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. As of December 31, 2014, we had repaid the Bridge Loan in full and paid $2,242 in interest.
Operating Properties
As of December 31, 2014, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Bear Creek	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Oak Hill	360	Fort Worth, TX
		512
As both of our multifamily properties are located in the Dallas-Fort Worth area, our portfolio is currently particularly susceptible to adverse economic developments in this real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

(Back to Index)

Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of other than selling commission and dealer manager fees, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of December 31, 2014, the Advisor has advanced a total of $3.0 million for organization and offering costs and received $734,493 in reimbursements.
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
Operating Expenses
Under our charter, commencing with the four fiscal quarters ending June 30, 2015, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under Generally Accepted Accounting Principles ("GAAP"), that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Distributions
For the year ended December 31, 2014, the Company paid aggregate distributions of $328,785, including $113,952 of distributions paid in cash and $214,833 of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Authorization Date	Per Common Share	Record Date	Distribution Date	Distributions invested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
June 5, 2014	$0.00068493	July 31, 2014	August 1, 2014	$5,065	$5,560	$10,625
June 5, 2014	0.00068493	August 31, 2014	September 2, 2014	11,086	8,844	19,930
June 5, 2014	0.00068493	September 30, 2014	October 1, 2014	18,497	11,197	29,694
October 6, 2014	0.00082192	October 30, 2014	October 31, 2014	27,143	13,970	41,113
October 30, 2014	0.00068493	November 26, 2014	November 28, 2014	31,213	15,113	46,326
November 13, 2014	0.00164384	December 30, 2014	December 31, 2014	121,829	59,268	181,097
				$214,833	$113,952	$328,785
On November 13, 2014, our Board of Directors authorized cash distributions of $259,379 ($0.00164384 per common share) to stockholders of record for every day in the period from December 31, 2014 through January 29, 2015, which distributions were paid on January 30, 2015.

(Back to Index)

On June 5, 2014, our Board of Directors authorized a stock distribution of 0.00625 shares of common stock, or 0.625% of each outstanding share of common stock to the stockholders of record at the close of business on June 30, 2014. Such stock distribution was issued on July 14, 2014.
On August 14, 2014, our Board of Directors authorized a stock distribution of 0.01 shares of common stock, or 1.0% of each outstanding share of common stock to the stockholders of record at the close of business on September 30, 2014. Such stock distribution was issued on October 15, 2014.
On November 19, 2014, our Board of Directors authorized a stock distribution of 0.008333 shares of common stock, $0.01 par value per share, or 0.8333% of each outstanding share of common stock to the stockholders of record at the close of business on December 31, 2014. Such distribution was issued January 15, 2015.
Funds from Operations and Modified Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to, commercial real estate assets, principally (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner.
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the IPA.  MFFO excludes from FFO the following items:

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

(Back to Index)

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

(Back to Index)

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

	Years Ended
	December 31,
	2014	2013
Net (loss) income – GAAP	$(3,766,892)	$451
Depreciation expense	179,695	—
FFO	(3,587,197)	451
Adjustments for straight-line rents	(705)	—
Amortization of intangible lease assets	351,363	—
Acquisition costs	1,588,944	—
MFFO	$(1,647,595)	$451

Basic and diluted income (loss) per common share - GAAP	$(2.24)	$0.02
FFO per share	$(2.14)	$0.02
MFFO per share	$(0.98)	$0.02

Weighted average shares outstanding	1,666,473	19,849
Critical Accounting Policies
We consider these policies critical because they involve significant management judgments and assumptions, they require estimates about matters that are inherently uncertain, and they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of our assets and liabilities and our disclosure of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Real Estate Assets
Depreciation. We make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. The estimated useful lives of our assets by class are as follows:

Buildings	27.5 years
Building improvements	3-27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Real Estate Purchase Price Allocation. We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to ten years.

(Back to Index)

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management's estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
We consider information obtained about each property as a result of our preacquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired will be further allocated to customer relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with a tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
Estimates of the fair values of the tangible and intangible assets will require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.
Valuation of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset.
Projections of future cash flows require us to estimate the expected future operating income and expenses related to an asset as well as market and other trends. The use of inappropriate assumptions in our future cash flows analysis would result in an incorrect assessment of our assets' future cash flows and fair values and could result in the overstatement of the carrying values of our real estate assets and an overstatement of our net income.
Revenue Recognition
We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we will include amounts expected to be received in later years in deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period in which the related expenses are incurred.
We make estimates of the collectability of our tenant receivables in relation to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.
The specific timing of a sale will be measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

(Back to Index)

Interest income from performing loans receivable are recognized based on the contractual terms of the loan agreement. Fees related to any buy-down of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a performing loan held for investment will be amortized using effective yield method over the term of the loan and accreted as an adjustment against interest income.
Adoption of New Accounting Standards
In June 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting development stage entities. Under the new guidance, the requirement to present inception-to-date information on the statement of operations, cash flows and statement of equity has been eliminated. In addition, financial statements no longer need to be labeled as those of a development stage entity, disclosure of a description of the development stage activities in which the entity is engaged is no longer required, and disclosing in the first year the company is no longer a development stage entity and that in prior years it had been in the development stage is also no longer required. Our early adoption of this guidance, as of January 1, 2014, did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers" ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on our consolidated financial position, results of operations and cash flows.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU No. 2015-01 to have a significant impact on our financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On January 26, 2015, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing January 30, 2015 through March 30, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on February 27, 2015 and March 31, 2015.
On February 19, 2015, our Board of Directors authorized a stock distribution of 0.005 shares of common stock, or 0.5% of each outstanding share of common stock, to the stockholders of record at the close of business on March 31, 2015. Such distribution is to be issued on April 15, 2015.
On March 30, 2015, we, through our operating partnership, purchased a 216 unit multifamily community located in Atlanta, Georgia from an unaffiliated seller for $32.5 million.
On March 24, 2015, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing March 31, 2015 through and including June 29, 2015 equal to a daily amount of $0.000164384 per share of common stock, payable on April 30, 2015, May 29, 2015 and June 30, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

(Back to Index)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act, is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our chief executive officer and chief financial officer. Our Code of Conduct and Ethics may be found at http://www.resourcereit2.com, on the Prospectus/SEC Filings page.
The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Financial Statement Schedules

i.	Schedule III Real Estate and Accumulated Depreciation

ii.	Schedule IV - Mortgage Loans on Real Estate

(c)	Exhibits

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)
4.1
Form of Subscription Agreement, (incorporated by reference to Appendix A to the prospectus included in the Company’s Pre-Effective Amendment no. 1 to Post-Effective Amendment no. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed March 13, 2014)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus included in the Company’s Pre-Effective Amendment no. 1 to Post-Effective Amendment no. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed March 13, 2014)

4.4
Amended and Restated Escrow Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

10.1
Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

10.2
Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment no. 2 to the Registration Statement on Form S-11 (No. 333-184476) filed October 28, 2014)

10.3	Management Agreement by and among Resource Real Estate Opportunity REIT II, Inc., RRE Opportunity OP II, LP and Resource Real Estate Opportunity Manager II, LLC, dated December 20, 2013.
10.4
Multifamily Loan and Security Agreement by and between RRE Bear Creek Holdings, LLC and Berkadia Commercial Mortgage LLC, dated June 4, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2014)

10.5
Promissory Note by Resource Real Estate Opportunity REIT II, Inc. in favor of Resource Real Estate Opportunity Advisor II, LLC, dated June 4, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2014)

10.6
First Amendment to Amended and Restated Advisory Agreement between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated October 6, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2014)

10.7
Agreement of Purchase and Sale between Orion-Fort Worth Associates LLC and RRE Opportunity OP II, LP, dated December 2, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Post-Effective Amendment no. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed February 27, 2015)

(Back to Index)

10.8
Multifamily Loan and Security Agreement (Non-Recourse) by and between RRE Oak Hill Holdings, LLC and M&T Realty Capital Corporation, dated December 19, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s Post-Effective Amendment no. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed February 27, 2015)

10.9
Multifamily Note by RRE Oak Hill Holdings, LLC in favor of M&T Realty Capital Corporation, dated December 19, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Post-Effective Amendment no. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed February 27, 2015)

10.10	Second Amendment to Amended and Restated Advisory Agreement between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated March 24, 2015
21.1
Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment no. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed February 27, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2015)
101.1
The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

March 30, 2015	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

March 30, 2015	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT II, Inc.:
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT II, Inc. (a Maryland corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(b). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT II, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2015

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Investments:
Rental properties, net	$54,703,305	$—
Identified intangible assets, net	1,176,061	—
	55,879,366	—

Cash	15,780,579	200,644
Restricted cash	725,305	—
Tenant receivables	5,746	—
Due from related parties	34,025	—
Subscriptions receivable	3,819,991	—
Prepaid expenses and other assets	774,338	—
Deferred offering costs	3,618,954	—
Deferred financing costs, net	581,783	—
Total assets	$81,220,087	$200,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$38,540,000	$—
Accounts payable and accrued expenses	857,897	—
Due to related parties	3,851,263	—
Tenant prepayments	30,704	—
Security deposits	68,696	—
Distribution payable	259,379	—
Total liabilities	43,607,939	—

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 4,759,567 and 15,000 issued and outstanding, respectively)	47,596	150
Additional paid-in capital	42,148,473	199,350
Accumulated other comprehensive loss	(34,468)	—
Accumulated (deficit) earnings	(4,549,953)	644
Total stockholders’ equity	37,612,148	200,644
Total liabilities and stockholders’ equity	$81,220,087	$200,644

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended
	December 31,
	2014	2013
Revenues:
Rental income	$991,543	$—
Interest income	8,251	451
Total revenues	999,794	451

Expenses:
Rental operating	689,325	—
Acquisition costs	1,588,944	—
Management fees - related parties	127,496	—
General and administrative	1,472,181	—
Loss on disposal of assets	198,840	—
Depreciation and amortization expense	531,058	—
Total expenses	4,607,844	—
(Loss) income before other expense	(3,608,050)	451

Other expense:
Interest expense	158,842	—
Net (loss) income	(3,766,892)	451

Other comprehensive loss:
Designated derivative, fair value adjustment	(34,468)	—
Comprehensive (loss) income	$(3,801,360)	$451

Weighted average common shares outstanding	1,680,062	19,849

Basic and diluted (loss) earnings per common share	$(2.24)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2013	20,000	$200	—	$—	$199,800	—	$193	$200,193
Conversion of common stock to convertible stock	(5,000)	(50)	50,000	500	(450)	—	—	—
Net income	—	—	—	—	—	—	451	451
Balance at December 31, 2013	15,000	150	50,000	500	199,350	—	644	200,644
Issuance of stock	4,702,399	47,024	—	—	46,701,330	—	—	46,748,354
Distributions of common stock	19,554	196	—	—	195,346	—	(195,542)	—
Syndication costs	—	—	—	—	(5,162,160)	—	—	(5,162,160)
Common stock issued through distribution reinvestment plan	22,614	226	—	—	214,607	—	(214,833)	—
Distributions declared	—	—	—	—	—	—	(373,330)	(373,330)
Designated derivative, fair value adjustment	—	—	—	—	—	(34,468)	—	(34,468)
Net loss	—	—	—	—	—	—	(3,766,892)	(3,766,892)
Balance, at December 31, 2014	4,759,567	$47,596	50,000	$500	$42,148,473	$(34,468)	$(4,549,953)	$37,612,148

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(3,766,892)	$451
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	198,840	—
Depreciation and amortization	531,058	—
Amortization of deferred financing costs	9,581	—
Changes in operating assets and liabilities:
Restricted cash	(725,305)	—
Tenant receivables, net	(5,746)	—
Due from related party	(34,025)	—
Prepaid expenses and other assets	(642,278)	—
Due to related parties	2,384,199	—
Accounts payable and accrued expenses	452,781	—
Tenant prepayments	17,379	—
Security deposits	6,397	—
Net cash (used in) provided by operating activities	(1,574,011)	451

Cash flows from investing activities
Property acquisitions	(56,434,350)	—
Capital expenditures	(109,264)	—
Net cash used in investing activities	(56,543,614)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	42,928,363	—
Payment of deferred financing costs	(591,364)	—
Deferred offering costs	(1,815,856)	—
Increase in borrowings	39,862,000	—
Repayments on borrowings	(1,322,000)	—
Purchase of interest rate caps	(87,470)	—
Distributions paid on common stock	(113,952)	—
Syndication costs	(5,162,161)	—
Net cash provided by financing activities	73,697,560	—

Net increase in cash	15,579,935	451
Cash at beginning of period	200,644	200,193
Cash at end of period	$15,780,579	$200,644

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company is offering up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchase $1.0 million or more of shares through the same participating broker-dealer. Discounts are also available for other categories of investors. The Company is also offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price initially equal to $9.50 per share. The Company has adopted a fiscal year ending December 31. On February 6, 2014, the Securities and Exchange Commission (the “SEC”) declared effective the Company's Registration Statement on Form S-11, as amended (Commission File No. 333-184476) (the “Registration Statement”), relating to the offering of up to 110,000,000 shares of the Company’s common stock, including shares offered pursuant to the Company's distribution reinvestment plan.
Resource Real Estate Opportunity Advisor II, LLC (the "Advisor”) is a wholly owned subsidiary of Resource Real Estate, Inc. (the "Sponsor") and an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors. The Advisor acts as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's Board of Directors. On October 9, 2012, the Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock. On December 20, 2013, the Advisor received 50,000 shares of convertible stock in exchange for 5,000 shares of the Company’s common stock. The Advisor purchased an additional 117,778 shares of common stock in 2014 for $1.1 million.
On June 2, 2014, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, broke escrow and issued shares of common stock in the offering. The Company subsequently raised the minimum New York offering amount of $2.5 million on June 4, 2014. On October 21, 2014, the Company raised the minimum Ohio offering amount of $20.0 million; and on January 8, 2015, the Company raised the minimum Pennsylvania offering amount of $50.0 million. As of December 31, 2014, a total of 4,759,567 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $47.1 million. As of December 31, 2014, the Company had issued 22,614 shares for $214,833 pursuant to its distribution reinvestment plan.
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
The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 90% of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC ("Bear Creek")	Bear Creek	152	Dallas, TX
RRE Oak Hill Holdings, LLC ("Oak Hill")	Oak Hill	360	Fort Worth, TX

N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2014, the Company had $15.8 million of deposits at various banks, $14.8 million of which was greater than the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Real Estate Investments
The Company records acquired real estate at fair value. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Expected useful life
Lease intangibles	Remaining term of related lease
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairments as of December 31, 2014.
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
DECEMBER 31, 2014

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.
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
The Company amortizes the value of in-place leases to expense over the remaining term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event do amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
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
DECEMBER 31, 2014

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into interest rate caps that were designated as cash flow hedges during 2014. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2014, such derivatives were used to hedge the variable cash flows, indexed to USD- London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014, the Company did not record any hedge ineffectiveness in earnings.
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
The future minimum rental payments to be received from noncancelable operating leases are $3.7 million and $85,000 for the years ending December 31, 2015 and 2016, and none thereafter.
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ended December 31, 2014. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
Earnings Per Share
Basic earnings per share is calculated on the basis of weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Due to reported losses for the periods presented, the convertible shares (discussed in Note 12) are not included in the diluted earnings per share calculation. All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of one 0.625% stock distribution, issued on July 14, 2014, one 1.00% stock distribution, issued October 15, 2014, and one 0.83333% stock distribution, issued on January 15, 2015.
Organization and Offering Costs
The Company incurs organizational, accounting, and offering costs in connection with its ongoing initial public offering. Organization and offering costs (other than selling commissions and dealer-manager fees) of the Company are initially paid by the Advisor on behalf of the Company. Offering costs are discussed in more detail below under the heading "Deferred Offering Costs." Organization costs are expensed as incurred and include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014 (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. As of December 31, 2014, a total of $2.3 million in reimbursable organizational and offering costs incurred on behalf of the Company by the Advisor has yet to be reimbursed by the Company. These costs are included in due to related parties on the consolidated balance sheet as of December 31, 2014.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

Deferred Offering Costs
Through December 31, 2014, the Company has incurred $4.4 million for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of December 31, 2014, the Advisor has advanced $3.0 million of these costs on behalf of the Company. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of December 31, 2014, the Company has reimbursed $734,493 of deferred offering costs to the Advisor. Upon completion of the public offering, any excess deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.
New Accounting Standards
In June 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting development stage entities. Under the new guidance, the requirement to present inception-to-date information on the statement of operations, cash flows and statement of equity has been eliminated. In addition, financial statements no longer need to be labeled as those of a development stage entity, disclosure of a description of the development stage activities in which the entity is engaged is no longer required, and disclosing in the first year the company is no longer a development stage entity and that in prior years it had been in the development stage is also no longer required. The Company's early adoption of this guidance, as of January 1, 2014, did not have a material impact on its consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on the Company's consolidated financial position, results of operations and cash flows.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

	Years Ended
	December 31,
	2014	2013
Non-cash financing and investing activities:
Increase in subscription receivables	$3,819,991	$—
Cash distributions on common stock declared but not yet paid	259,379	—
Stock issued from distribution reinvestment plan	195,542	—
Stock distributions issued	214,833	—
Deferred offering costs	1,803,098	—
Due to related parties	1,467,064	—

Cash paid during the period for:
Interest	$133,036	$—

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows:

	December 31, 2014	December 31, 2013
Real estate taxes	$128,871	$—
Insurance	157,600	—
Capital improvements	438,834	—
Total	$725,305	$—

NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following:

	December 31, 2014	December 31, 2013
Land	$6,723,368	$—
Building and improvements	47,546,786	—
Furniture, fixtures and equipment	612,846	—
	54,883,000	—
Less: accumulated depreciation	(179,695)	—
	$54,703,305	$—
Depreciation expense for the years ended December 31, 2014 and 2013 was $179,695 and $0, respectively.
NOTE 6 - ACQUISITIONS
As of December 31, 2014, the Company owned two properties. The table below summarizes these acquisitions and the respective fair values assigned:

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Liabilities	Fair Valued Assigned
Bear Creek	Dallas, TX	6/4/2014	$9,500,000	$1,888,982	$7,060,815	$198,840	$351,363	$(84,732)	$9,415,268
Oak Hill	Fort Worth, TX	12/19/2014	47,000,000	4,834,386	40,485,971	503,582	1,176,061	(59,977)	46,940,023

(1)	Purchase price excludes closing costs and acquisition expenses.
On June 4, 2014, the Company acquired its first investment, a 152-unit, multifamily apartment community located in Dallas, Texas known as Bear Creek, for $9.5 million, excluding closing costs. The Company paid an acquisition fee of $264,239, or 2% of the purchase price (including closing costs and any amounts reserved for capital expenditures), to the Advisor.
The following table reflects the fair value of the net assets acquired:

Rental property:
Land	$1,888,982
Buildings	7,060,815
Personal property	198,840
9,148,637
Acquired intangibles - in-place leases	351,363
Accrued real estate taxes	(69,085)
Prepaid rents	(163)
Security deposits	(15,484)
Fair value assigned	$9,415,268
On December 19, 2014, the Company acquired a 360-unit, multifamily apartment community located in Fort Worth, Texas known as Oak Hill, for $47.0 million, excluding closing costs. The Company paid an acquisition fee of $1.1 million, or 2% of the purchase price (including closing costs and any amounts reserved for capital expenditures), to the Advisor.
The following table reflects the fair value of the net assets acquired:

Rental property:
Land	$4,834,386
Buildings	40,485,971
Personal property	503,582
45,823,939
Acquired intangibles - in-place leases	1,176,061
Accrued real estate taxes	—
Prepaid rents	(13,162)
Security deposits	(46,815)
Fair value assigned	$46,940,023
The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2014 acquisitions:

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

	Years Ended
	December 31,
Multifamily Community	2014	2013
Bear Creek
Total Revenues	$821,576	$—
Net Loss	(748,500)	—
Acquisition Costs	329,709	—
Oak Hill
Total Revenues	$170,097	$—
Net Loss	(82,184)	—
Acquisition Costs	1,259,235	—
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental leases. The value of acquired in-place leases totaled $1.5 million and $-0- as of December 31, 2014 and 2013, respectively, less accumulated amortization of $351,363 and $-0-, respectively. The weighted average remaining life of the rental leases is eight months as of December 31, 2014. Expected amortization for the rental leases for the next 12 months is $1.2 million. For the year ended December 31, 2014, amortization expense totaled $351,363. There was no amortization expense for year ended December 31, 2013.
NOTE 8 - MORTGAGE NOTES PAYABLE
The following is a summary of the Company's mortgage notes payable as of December 31, 2014:

	Balance Outstanding at	Maturity Date	Interest Rate	Average Monthly Debt Service	Interest Expense Incurred for the
Collateral	December 31, 2014		December 31, 2014		Year ended December 31, 2014
Bear Creek	$7,465,000	7/1/2024	2.54%	$15,901	$110,302
Oak Hill	31,075,000	1/1/2025	2.07%	54,323	36,557
	$38,540,000
On June 4, 2014, in connection with the acquisition of Bear Creek, the Company entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Bear Creek Mortgage Loan"), secured by the property. The Bear Creek Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month LIBOR plus 2.37%. As of December 31, 2014, the interest rate was 2.54%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal in the amount of approximately $23,432 per month.
On December 19, 2014, in connection with the acquisition of Oak Hill, the Company entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Oak Hill Mortgage Loan"), secured by the property. The Oak Hill Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. As of December 31, 2014, the interest rate was 2.07%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal in the amount of approximately $109,047 per month.
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, are as follows:

2015	$—
2016	—
2017	590,509
2018	680,324
2019	730,909
Thereafter	36,538,258
$38,540,000

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

NOTE 9 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of December 31, 2014 and December 31, 2013, there were $9,581 and $-0-, respectively, of accumulated amortization of deferred financing costs. Amortization of deferred financing costs for the next five years ending December 31, and thereafter, are as follows:

2015	$58,112
2016	62,137
2017	61,607
2018	60,653
2019	59,547
Thereafter	279,727
$581,783

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2014:

Net unrealized loss on derivatives
January 1, 2014	$—
Unrealized loss on designated hedge	(34,468)
December 31, 2014	$(34,468)

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
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, although there can be no assurance that the Company’s plans to raise capital will be successful. As of December 31, 2014, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $3.0 million.
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
DECEMBER 31, 2014

the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.
Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price. No properties were sold during the year ended December 31, 2014 and, therefore, no disposition fees were earned.
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
On June 4, 2014, the Advisor provided a $1.3 million bridge loan (the “Bridge Loan”) to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. The Company repaid the Bridge Loan in full on June 30, 2014 and paid $2,242 in interest during the year ended December 31, 2014.
Relationship with RAI
The receivable from related party includes escrow funds held by RAI for self insurance. The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $85 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. No construction management fees were earned during the year ended December 31, 2014.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the year ended December 31, 2014.
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
DECEMBER 31, 2014

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
The amounts receivable/payable and the fees earned/expenses incurred by such related parties are summarized in the following tables:

	December 31, 2014	December 31, 2013
Due from related parties:
Resource Securities	$3,944	$—
RAI - self-insurance funds held in escrow	30,081	—
	$34,025	$—

Due to related parties:
Advisor
Asset management fees	$28,456	—
Organization and offering costs	2,272,325	$—
Operating expense reimbursements	1,145,784	—

Manager
Property management fees	6,391	—
Expense reimbursements	39,592	—

Resource Securities
Selling commissions and dealer-manager fees	358,715	—
	$3,851,263	$—

Graphic Images (1)	$81,424	$—

(1) Included in Accrued expenses on the consolidated balance sheets.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

	Years Ended
	December 31,
	2014	2013
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$1,354,551	$—
Asset management fees (2)	$88,253	$—
Debt financing fees (3)	$192,700	$—
Organization and offering costs (4)	$3,006,819	$—
Operating expense reimbursement (5)	$1,115,426	$—
Interest expense (6)	$2,242	$—

Manager
Property management fees (2)	$39,242	$—
Operating expense reimbursements (7)	$54,123	$—

Resource Securities
Selling commissions and dealer-manager fees (8)	$4,399,256	$—

Other
Graphic Images	$364,972	$—

(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.
(2)     Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.
(3)    Included in Deferred financing costs, net on the consolidated balance sheets.
(4)     Included in Deferred offering costs on the consolidated balance sheets.
(5)     Included in General and administrative on the consolidated statements of operations and comprehensive (loss) income.
(6)    Included in Interest expense on the consolidated statements of operations and comprehensive (loss) income.
(7)     Included in Due to Related Parties on the consolidated balance sheets.
(8)     Included in Stockholders' equity on the consolidated balance sheets.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

NOTE 12 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2014, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of December 31, 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
Common Stock
As of December 31, 2014, the Company had an aggregate of 4,759,567 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	4,702,399	$46,748,354
Shares issued through stock distributions	19,554	—
Shares issued through distribution reinvestment plan	22,614	214,833
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
	4,759,567	$47,113,187
Distributions
For the year ended December 31, 2014, the Company paid aggregate distributions of $328,785, including $113,952 of distributions paid in cash and $214,833 of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Authorization Date	Per Common Share	Record Date	Distribution Date	Distributions invested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
June 5, 2014	$0.00068493	July 31, 2014	August 1, 2014	$5,065	$5,560	$10,625
June 5, 2014	0.00068493	August 31, 2014	September 2, 2014	11,086	8,844	19,930
June 5, 2014	0.00068493	September 30, 2014	October 1, 2014	18,497	11,197	29,694
October 6, 2014	0.00082192	October 30, 2014	October 31, 2014	27,143	13,970	41,113
October 30, 2014	0.00068493	November 26, 2014	November 28, 2014	31,213	15,113	46,326
November 13, 2014	0.00164384	December 30, 2014	December 31, 2014	121,829	59,268	181,097
				$214,833	$113,952	$328,785
On November 13, 2014, the Company's Board of Directors authorized cash distributions of $259,379 ($0.00164384 per common share) to stockholders of record for every day in the period from December 31, 2014 through January 29, 2015, which distributions were paid on January 30, 2015.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

On June 5, 2014, the Company's Board of Directors authorized a stock distribution of 0.00625 shares of common stock, or 0.625% of each outstanding share of common stock to the stockholders of record at the close of business on June 30, 2014. Such stock distribution was issued on July 14, 2014.
On August 14, 2014, the Company's Board of Directors authorized a stock distribution of 0.01 shares of common stock, or 1.0% of each outstanding share of common stock to the stockholders of record at the close of business on September 30, 2014. Such stock distribution was issued on October 15, 2014.
On November 19, 2014, the Company's Board of Directors authorized a stock distribution of 0.008333 shares of the Company's common stock, $0.01 par value per share, or 0.8333% of each outstanding share of common stock to the stockholders of record at the close of business on December 31, 2014. Such distribution was issued January 15, 2015.
NOTE 13 - FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair values of cash, tenant receivables and accounts payable, approximate their carrying values due to their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Interest rate caps	$—	$53,002	$—	$53,002
	$—	$53,002	$—	$53,002

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets:
Interest rate caps	$—	$—	$—	$—
	$—	$—	$—	$—
The carrying amount and fair value of the Company’s mortgage notes payable are as follows:

	December 31, 2014
	Carrying Amount	Fair Value
Mortgage notes payable	$38,540,000	$38,540,000
Since the interest rate is variable, the fair value of the mortgage notes payable is equal to the carrying amount.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

NOTE 14 - DERIVATIVES AND HEDGING ACTIVITIES
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate cap	2	$38,540,000	November 1, 2018 and January 1, 2018
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, which is included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2014:

Asset Derivatives				Liabilities Derivatives
December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate cap	$53,002	Interest rate cap	$—	NA	$—	NA	$—

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2015, the Company estimates that $552 will be reclassified as an increase to interest expense.
NOTE 15 - OPERATING EXPENSE LIMITATION
As defined under the Company's charter, commencing four fiscal quarters ending June 30, 2015, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2014

NOTE 16 – SUBSEQUENT EVENTS
On January 26, 2015, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing January 30, 2015 through March 30, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on February 27, 2015 and March 31, 2015.
On February 19, 2015, the Company's Board of Directors authorized a stock distribution of 0.005 shares of the Company's common stock, or 0.5% of each outstanding share of common stock, to the stockholders of record at the close of business on March 31, 2015. Such distribution is to be issued on April 15, 2015.
On March 30, 2015, the Company, through its operating partnership, purchased a 216 unit multifamily community located in Atlanta, Georgia from an unaffiliated seller for $32.5 million.
On March 24, 2015, the Company's Board of Directors authorized a cash distribution to the stockholders of record at the close of business each day in the period commencing March 31, 2015 through and including June 29, 2015 equal to a daily amount of $0.000164384 per share of common stock, payable on April 30, 2015, May 29, 2015 and June 30, 2015.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

Resource Real Estate Opportunity REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2014

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate owned:
Residential	$—	$9,148,637	$(94,229)	$9,054,408	$(179,695)	1980	6/4/2014
Dallas, Texas

Residential	—	45,823,939	4,653	45,828,592	—	1999	12/19/2014
Fort Worth, Texas
	$—	$54,972,576	$(89,576)	$54,883,000	$(179,695)

	Years Ended December 31,
	2014	2013
Investments in real estate:
Balance at beginning of the year	$—	$—
Additions during the period:	—	—
Acquisitions	54,972,576	—
Improvements, etc.	109,264	—
Dispositions during the period:	(198,840)	—
Balance at end of year	$54,883,000	$—

Accumulated Depreciation:
Balance at beginning of year	$—	$—
Additions charged to expenses	179,695	—
Balance at the end of year	$179,695	$—