Form 10-Q
period 2015-03-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2015-05-15
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-59430

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 14, 2015, there were 18,675,193 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history. As of March 31, 2015, we owned three multifamily properties. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

•
We are dependent on our advisor to select investments and conduct our operations. Our advisor has no prior operating history and no prior experience operating a public company. This inexperience makes our future performance difficult to predict.

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our advisor, our dealer manager and other affiliated Resource Real Estate entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs sponsored by Resource Real Estate and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Rental property, net	$86,023,819	$54,703,305
Identified intangible assets, net	1,378,960	1,176,061
	87,402,779	55,879,366

Cash	59,788,902	15,780,579
Restricted cash	839,633	725,305
Tenant receivables	1,493	5,746
Due from related parties	50,399	34,025
Subscriptions receivable	4,762,567	3,819,991
Prepaid expenses and other assets	153,288	774,338
Deferred offering costs	1,950,461	3,618,954
Deferred financing costs, net	566,327	581,783
Total assets	$155,515,849	$81,220,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$38,540,000	$38,540,000
Accounts payable and accrued expenses	960,252	857,897
Due to related parties	1,164,357	3,851,263
Tenant prepayments	75,399	30,704
Security deposits	90,513	68,696
Distribution payable	1,531,091	259,379
Total liabilities	42,361,612	43,607,939

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 14,017,095 and 4,759,567 issued and outstanding, respectively)	140,171	47,596
Additional paid-in capital	122,844,286	42,148,473
Accumulated other comprehensive loss	(62,266)	(34,468)
Accumulated deficit	(9,768,454)	(4,549,953)
Total stockholders’ equity	113,154,237	37,612,148
Total liabilities and stockholders’ equity	$155,515,849	$81,220,087
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$1,680,036	$—
Interest income	19,190	99
Total revenues	1,699,226	99

Expenses:
Rental operating	750,186	—
Acquisition costs	896,096	—
Management fees - related parties	252,690	—
General and administrative	655,628	—
Loss on disposal of assets	402,866	—
Depreciation and amortization expense	937,217	—
Total expenses	3,894,683	—
(Loss) income before other expense	(2,195,457)	99

Other expense:
Interest expense	224,079	—
Net (loss) income	(2,419,536)	99

Other comprehensive loss:
Designated derivative, fair value adjustment	(27,798)	—
Comprehensive (loss) income	$(2,447,334)	$99

Weighted average common shares outstanding	3,614,037	15,000

Basic and diluted (loss) earnings per common share	$(0.67)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2015	4,759,567	$47,596	50,000	$500	$42,148,473	$(34,468)	$(4,549,953)	$37,612,148
Issuance of stock	9,147,305	91,473	—	—	91,190,214	—	—	91,281,687
Distributions of common stock	38,326	383	—	—	382,864	—	(383,247)	—
Syndication costs			—	—	(11,557,470)	—		(11,557,470)
Common stock issued through distribution reinvestment plan	76,939	769	—	—	730,155	—	(730,924)	—
Distributions declared	—	—	—	—	—	—	(1,684,794)	(1,684,794)
Share redemptions	(5,042)	(50)	—	—	(49,950)	—	—	(50,000)
Designated derivative, fair value adjustment	—	—	—	—	—	(27,798)	—	(27,798)
Net loss	—	—	—	—	—	—	(2,419,536)	(2,419,536)
Balance, at March 31, 2015	14,017,095	$140,171	50,000	$500	$122,844,286	$(62,266)	$(9,768,454)	$113,154,237

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,419,536)	$99
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on disposal of assets	402,866	—
Depreciation and amortization	937,217	—
Amortization of deferred financing costs	15,456	—
Changes in operating assets and liabilities:
Restricted cash	(114,328)	—
Tenant receivables, net	4,253	—
Due from related party	(16,374)	—
Subscriptions receivable	(942,576)	—
Prepaid expenses and other assets	604,574	—
Due to related parties	(576,074)	—
Accounts payable and accrued expenses	149,878	—
Tenant prepayments	(53,729)	—
Security deposits	41,723	—
Net cash (used in) provided by operating activities	(1,966,650)	99

Cash flows from investing activities
Property acquisition	(32,432,805)	—
Capital expenditures	(363,495)	—
Net cash used in investing activities	(32,796,300)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	91,231,687	—
Deferred offering costs	(489,862)	—
Distributions paid on common stock	(413,082)	—
Syndication costs	(11,557,470)	—
Net cash provided by financing activities	78,771,273	—

Net increase in cash	44,008,323	99
Cash at beginning of period	15,780,579	200,644
Cash at end of period	$59,788,902	$200,743

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
On June 2, 2014, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, broke escrow and issued shares of common stock in the offering. The Company subsequently raised the minimum New York offering amount of $2.5 million on June 4, 2014. On October 21, 2014, the Company raised the minimum Ohio offering amount of $20.0 million; and on January 8, 2015, the Company raised the minimum Pennsylvania offering amount of $50.0 million. As of March 31, 2015, a total of 13,949,257 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $139.0 million . As of March 31, 2015, the Company had issued 99,553 shares for $945,758 pursuant to its distribution reinvestment plan.
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
The consolidated financial statements and the information and tables contained in the notes thereto, as of March 31, 2015, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

three months ended March 31, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Bear Creek	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Oak Hill	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairments as of March 31, 2015.
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
March 31, 2015
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
As a condition of the Company’s mortgage loans, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also serve to protect the lender.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into two interest rate caps that were designated as a cash flow hedges during 2014. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows, indexed to USD-London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015, the Company did not record any hedge ineffectiveness in earnings.
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
The future minimum rental payments to be received from noncancelable operating leases are $4,109,117 and $58,362 for the years ending March 31, 2016 and 2017, and none thereafter.
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
March 31, 2015
(unaudited)

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
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Due to reported losses for the current period presented, the convertible shares (discussed in Note 12) are not included in the diluted earnings per share calculation. All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of one 0.625% stock distribution, issued on July 14, 2014, one 1.00% stock distribution, issued October 15, 2014, one 0.83333% stock distribution, issued on January 15, 2015, and one 0.5% stock distribution, issued on April 15, 2015.
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
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014, as amended (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. As of March 31, 2015, a total of $161,493 in reimbursable organizational and offering costs incurred on behalf of the Company by the Advisor has yet to be reimbursed by the Company. These costs are included in due to related parties on the consolidated balance sheet as of March 31, 2015.
Deferred Offering Costs
Through March 31, 2015, the Company has incurred $5.3 million for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of March 31, 2015, the Advisor has advanced $3.5 million of these costs on behalf of the Company. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of March 31, 2015, the Company has reimbursed $3.3 million of deferred offering costs to the Advisor. Upon completion of the public offering, any excess deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on the Company's consolidated financial position, results of operations and cash flows.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated financial statements.
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
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

	Three Months Ended
	March 31,
	2015	2014
Non-cash financing and investing activities:
Cash distributions on common stock declared but not yet paid	$1,531,091	—
Stock issued through distribution reinvestment plan	730,924	—
Stock distributions issued	383,247	—
Deferred offering costs	2,158,355	—
Due to related parties	2,110,832	—

Cash paid during the period for:
Interest	$152,806	$—
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows:

	March 31, 2015	December 31, 2014
Real estate taxes	$161,817	$128,871
Insurance	207,812	157,600
Capital improvements	470,004	438,834
Total	$839,633	$725,305
NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investment in rental properties consisted of the following:

	March 31, 2015	December 31, 2014
Land	$13,187,759	$6,723,368
Building and improvements	72,541,892	47,546,786
Furniture, fixtures and equipment	923,136	612,846
Construction in progress	46,921	—
	86,699,708	54,883,000
Less: accumulated depreciation	(675,889)	(179,695)
	$86,023,819	$54,703,305

Depreciation expense for the three months ended March 31, 2015 was $496,194.
NOTE 6 - ACQUISITION
As of March 31, 2015, the Company owned three properties. The table below summarizes these acquisitions and the respective fair values assigned:

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Liabilities	Fair Valued Assigned
Bear Creek	Dallas, Texas	6/4/2014	$9,500,000	$1,888,982	$7,060,815	$198,840	$351,363	$(84,732)	$9,415,268
Oak Hill	Fort Worth, Texas	12/19/2014	47,000,000	4,834,386	40,485,971	503,582	1,176,061	(59,977)	46,940,023
Uptown Buckhead	Atlanta, Georgia	3/30/2015	32,500,000	6,464,391	24,992,651	399,036	643,922	(117,170)	32,382,830

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

(1) Purchase price excludes closing costs and acquisition expenses.
On March 30, 2015, the Company acquired a 216-unit multifamily apartment community located in Atlanta, Georgia, known as Uptown Buckhead, for $32.5 million, excluding closing costs. The Company paid an acquisition fee of $892,102, or 2.0% of the purchase price (including closing costs and any amounts reserved for capital expenditures), to the Advisor.
The following table reflects the fair value of the net assets acquired:

Rental property:
Land	$6,464,391
Buildings	24,992,651
Personal property	399,036
31,856,078
Acquired intangibles - in-place leases	643,922
Accrued real estate taxes	(98,424)
Prepaid rents	1,160
Security deposits	(19,906)
Fair value assigned	$32,382,830
The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2015 acquisition:

Three Months Ended
March 31,
Multifamily Community	2015
Uptown Buckhead
Total Revenues	$38,846
Net Loss	(135,461)
Acquisition Costs	892,102
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental leases. The value of acquired in-place leases totaled $1.4 million and $1.2 million as of March 31, 2015 and December 31, 2014, respectively, net of accumulated amortization of $792,386 and $351,363, respectively. The weighted average remaining life of the rental leases is eight months as of March 31, 2015. Expected amortization for the rental leases for the next 12 months is $1.4 million. For the three months ended March 31, 2015, amortization expense totaled $441,023. There was no amortization expense for the three months ended March 31, 2014.
NOTE 8 - MORTGAGE NOTES PAYABLE
The following is a summary of the Company's mortgage notes payable as of March 31, 2015:

	Balance Outstanding at	Maturity Date	Interest Rate	Average Monthly Debt Service	Interest Expense
Collateral	March 31, 2015		March 31, 2015		Three Months Ended March 31, 2015
Bear Creek	$7,465,000	7/1/2024	2.55%	$15,964	$47,434
Oak Hill	31,075,000	1/1/2025	2.08%	54,471	161,152
	$38,540,000
On June 4, 2014, in connection with the acquisition of Bear Creek, the Company entered into a $7.5 million, secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Bear Creek Mortgage Loan"), secured by Bear Creek. The Bear Creek Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month London InterBank Offered

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

Rate ("LIBOR") plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal in the amount of approximately $27,849 per month.
On December 19, 2014, in connection with the acquisition of Oak Hill, the Company entered into a $31.1 million, secured mortgage loan with M&T Realty Capital Corporation (the "Oak Hill Mortgage Loan"), secured by Oak Hill. The Oak Hill Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal in the amount of approximately $109,047 per month.
Annual principal payments on the mortgage note payable for each of the next five years ending March 31, and thereafter, are as follows:

2016	$—
2017	161,048
2018	644,191
2019	748,984
2020	783,915
Thereafter	36,201,862
$38,540,000
NOTE 9 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of March 31, 2015 and December 31, 2014, there were $25,037 and $9,581, respectively, of accumulated amortization of deferred financing costs. Amortization of deferred financing costs for the next five years ending March 31, and thereafter, is as follows:

2016	$62,353
2017	62,162
2018	61,516
2019	60,497
2020	59,416
Thereafter	260,383
$566,327
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2015:

Unrealized loss on derivatives
January 1, 2015	$(34,468)
Change in unrealized loss on designated hedge	(27,798)
March 31, 2015	$(62,266)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
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
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, although there can be no assurance that the Company’s plans to raise capital will be successful. As of March 31, 2015, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $3.5 million.
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
On June 4, 2014, the Advisor provided a $1.3 million bridge loan (the “Bridge Loan”) to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. The Company repaid the Bridge Loan in full on June 30, 2014 and paid $2,242 in interest during 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes escrow funds held by RAI for self-insurance. The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $85 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
Internal audit fees. RAI performs internal audit services for the Company.
Relationship with Resource Real Estate Opportunity Manager II
Resource Real Estate Opportunity Manager II, LLC (the “Manager”), an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
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
Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

	March 31, 2015	December 31, 2014
Due from related parties:
Advisor	$18,460	$—
Resource Securities	—	3,944
RAI - self-insurance funds held in escrow	31,939	30,081
	$50,399	$34,025

Due to related parties:
Advisor
Asset management fees	$—	$28,456
Organization and offering costs	161,493	2,272,325
Operating expense reimbursements	448,904	1,145,784

Manager
Property management fees	25,841	6,391
Expense reimbursements	61,863	39,592

Resource Securities
Selling commissions and dealer-manager fees	463,756	358,715

RAI
Internal audit fees	2,500	—

	$1,164,357	$3,851,263

Graphic Images (1)	$5,579	$81,424

(1) Included in Accrued expenses on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Fees earned / expenses incurred:
Advisor
Acquisition fees	$896,096	$—
Asset management fees	$178,129	$—
Debt financing fees	$192,700	$—
Organization and offering costs	$492,142	$—
Overhead allocation	$244,853	$—

Manager
Property management fees	$74,561	$—
Operating expense reimbursements	$44,628	$—

Resource Securities
Selling commissions and dealer-manager fees	$463,756	$—

Other
Graphic Images	$5,579	$—
NOTE 12 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of March 31, 2015, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of March 31, 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
Common Stock
As of March 31, 2015, the Company had an aggregate of 14,017,095 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	13,849,704	$138,030,042
Shares issued through stock distributions	57,880	—
Shares issued through distribution reinvestment plan	99,553	945,758
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
Redemptions	(5,042)	(50,000)
	14,017,095	$139,075,800

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

Redemptions
During the three months ended March 31, 2015, the Company redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	—	—	(2)
February 2015	—	—	—	(2)
March 2015	5,042	$9.92	5,042	(2)

(1)	All purchases of equity securities by the Company in the three months ended March 31, 2015 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the three months ended March 31, 2015.
The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption.  Generally, the cash available for redemption will be limited to proceeds from the distribution reinvestment plan plus, if the Company had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility.
Distributions
For the three months ended March 31, 2015, the Company paid aggregate distributions of $1,144,006, including $413,082 of distributions paid in cash and $730,924 of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Authorization Date	Per Common Share	Record Date	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
November 13, 2014	$0.00164384	December 31, 2014 through January 29, 2015	January 30, 2015	$169,967	$89,412	$259,379
January 26, 2015	0.00164384	January 30, 2015 through February 26, 2015	February 27, 2015	208,353	115,274	323,627
January 26, 2015	0.00164384	February 27, 2015 through March 30, 2015	March 31, 2015	352,604	208,396	561,000
				$730,924	$413,082	$1,144,006
On March 24, 2015, the Company's Board of Directors authorized cash distributions of $290,181 ($0.00164384 per common share) to stockholders of record for every day in the period from March 31, 2015 through April 29, 2015, which distributions were paid on April 30, 2015.
On March 24, 2015, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing April 30, 2015 through June 29, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on May 29, 2015 and June 30, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

On November 19, 2014, the Company's Board of Directors authorized a stock distribution of 0.00833 shares of common stock, or 0.833% of each outstanding share of common stock, to the stockholders of record at the close of business on December 31, 2014. Such stock distribution was issued on January 15, 2015.
On February 19, 2015, the Company's Board of Directors authorized a stock distribution of 0.005 shares of common stock, or 0.5% of each outstanding share of common stock to the stockholders of record at the close of business on March 31, 2015. Such stock distribution was issued on April 15, 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Interest rate caps	$—	$25,166	$—	$25,166
	$—	$25,166	$—	$25,166

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Interest rate caps	$—	$53,002	$—	$53,002
	$—	$53,002	$—	$53,002
Interest rate caps are included in prepaid expenses and other assets on the consolidated balance sheets:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

The carrying amount and fair value of the Company’s mortgage notes payable are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$38,540,000	$38,540,000	38,540,000	38,540,000
Since the interest rates are variable, the fair value of the mortgage notes payable are equal to these carrying amounts.
NOTE 14 - DERIVATIVES AND HEDGING ACTIVITIES
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate caps	2	$38,540,000	November 1, 2018 and January 1, 2018
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, which are included in prepaid expenses and other assets on the consolidated balance sheets:

Asset Derivatives				Liabilities Derivatives
March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$25,166	Interest rate caps	$53,002	NA	$—	NA	$—
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2015, the Company estimates that $552 will be reclassified as an increase to interest expense.
NOTE 15 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, commencing with the four fiscal quarters ending June 30, 2015, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2015
(unaudited)

NOTE 16 – SUBSEQUENT EVENTS
On April 20, 2015, the Company's operating partnership entered into an agreement of sale to purchase a 411- unit multifamily property located in Chapel Hill, North Carolina from an unaffiliated seller for $46.8 million.
On April 27, 2015, the Company entered into an agreement of sale to purchase a 274-unit multifamily community located in Homewood, Alabama from an unaffiliated seller for $30.2 million.
The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

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
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of March 31, 2015, we owned three multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations:

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$1,680,036	$—
Interest income	19,190	99
Total revenues	1,699,226	99

Expenses:
Rental operating	750,186	—
Acquisition costs	896,096	—
Management fees - related parties	252,690	—
General and administrative	655,628	—
Loss on disposal of assets	402,866	—
Depreciation and amortization expense	937,217	—
Total expenses	3,894,683	—
(Loss) income before other expense	(2,195,457)	99

Other expense:
Interest expense	224,079	—
Net (loss) income	$(2,419,536)	$99
Revenues. During the three months ended March 31, 2015, our revenue was primarily from the rent of our multifamily properties.
Expenses.  Our operating expenses for the three months ended March 31, 2015 were from the ongoing operations of our business and the acquisition of three operating properties. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $655,628, primarily related to the following:

◦	Company level expenses included $219,425 in payroll costs allocated to us by our Advisor, $36,056 of director and officer's insurance, $30,203 of director fees, and $126,601 of professional fees.

◦	Property level expenses of $170,737 were related to the operations of our three multifamily properties.

◦	Acquisition costs of $896,096 related to the acquisition of Uptown Buckhead, a multifamily property purchased March 30, 2015, with an aggregate purchase price of $32.5 million.

◦	We recorded $224,079 of interest expense related to the mortgage loans secured by two of our multifamily properties and amortization of deferred financing costs.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. We are also offering up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.    We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of March 31, 2015, we had not identified any additional sources of financing or additional investments.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of March 31, 2015, we had raised $138.0 million in our public offering.
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
We may obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. In addition to debt financing at the REIT-level, we have financed, and may continue to finance, the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Finally, we may also obtain seller financing with respect to specific assets that we acquire.
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
Capital Expenditures
We deployed a total of $363,495 during the three months ended March 31, 2015 for capital expenditures primarily related to unit rehabilitations at Bear Creek, our first multifamily real estate investment. Over the next two years, we have budgeted an additional $2.9 million for additional capital expenditures at Bear Creek, $7.4 million for capital expenditures at Oak Hill and $4.0 million for capital expenditures at Uptown Buckhead.

(Back to Index)

(Back to Index)

Common Stock
As of March 31, 2015, we had an aggregate of 14,017,095 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	13,849,704	$138,030,042
Shares issued through stock distributions	57,880	—
Shares issued through distribution reinvestment plan	99,553	945,758
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
Redemptions	(5,042)	(50,000)
	14,017,095	$139,075,800
Debt
The following is a summary of our mortgage notes payable:

		Maturity Date		Average Monthly Debt Service	Interest Expense
Collateral	Balance Outstanding March 31, 2015		Interest Rate March 31, 2015		Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Bear Creek	$7,465,000	7/1/2024	2.55%	$15,964	$47,434	$—
Oak Hill	31,075,000	1/1/2025	2.08%	54,471	161,152	—
	$38,540,000
On June 4, 2014, in connection with our acquisition of Bear Creek, we entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC, (the "Bear Creek Mortgage Loan"), secured by Bear Creek. The Bear Creek Mortgage Loan matures on July 1, 2024. The Bear Creek Mortgage Loan bears interest at a floating rate of one-month London InterBank Offered Rate, or LIBOR, plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and repayments of principal in the amount of approximately $27,849 per month.
On December 19, 2014, in connection with our acquisition of Oak Hill, we entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Oak Hill Mortgage Loan"), secured by Oak Hill. The Oak Hill Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal in the amount of approximately $109,047 per month.
On June 4, 2014, the Advisor provided us a $1.3 million bridge loan, or the Bridge Loan. We used the proceeds of the Bridge Loan to partially finance the acquisition of Bear Creek. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. As of March 31, 2015, we had repaid the Bridge Loan in full and paid $2,242 in interest.
Operating Properties
As of March 31, 2015, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Bear Creek	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Oak Hill	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
		728

(Back to Index)

(Back to Index)

As two of our multifamily properties are located in the Dallas-Fort Worth area, our portfolio is currently particularly susceptible to adverse economic developments in this real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs other than selling commissions and dealer manager fees, but only to the extent that such reimbursement will not cause organizational and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of March 31, 2015, the Advisor has advanced a total of $3.5 million for organization and offering costs and received $3.3 million in reimbursements.
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
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014.
Distributions
For the three months ended March 31, 2015, we paid aggregate distributions of $1,144,006, including $413,082 of distributions paid in cash and $730,924 of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for three months ended March 31, 2015:

(Back to Index)

(Back to Index)

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2015	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In ) Operating Activities - Quarter to Date	Cash Provided By (Used In ) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$413,082	$730,924	$1,144,006	(1,966,650)	$(1,966,650)	$1,531,091	$0.00164384	-/-	$1,144,006/100%
Total	$413,082	$730,924	$1,144,006	$(1,966,650)		$1,531,091
On March 24, 2015, our Board of Directors authorized cash distributions of $290,181 ($0.00164384 per common share) to stockholders of record for every day in the period from March 31, 2015 through April 29, 2015, which distributions were paid on April 30, 2015.
On March 24, 2015, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing April 30, 2015 through June 29, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on May 29, 2015 and June 30, 2015.
On November 19, 2014, our Board of Directors authorized a stock distribution of 0.00833 shares of common stock, or 0.833% of each outstanding share of common stock to the stockholders of record at the close of business on December 31, 2014. Such stock distribution was issued on January 15, 2015.
On February 19, 2015, our Board of Directors authorized a stock distribution of 0.005 shares of common stock, or 0.5% of each outstanding share of common stock to the stockholders of record at the close of business on March 31, 2015. Such stock distribution was issued on April 15, 2015.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our offering and acquisition stages are completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
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

	Three Months Ended
	March 31, 2015
	2015	2014
Net (loss) income – GAAP	$(2,419,536)	$99
Depreciation expense	496,194	—
FFO	(1,923,342)	99
Adjustments for straight-line rents	(4,334)	—
Amortization of intangible lease assets	441,023	—
Acquisition costs	896,096	—
MFFO	$(590,557)	$99

Basic and diluted loss per common share - GAAP	$(0.67)	$0.01
FFO per share	$(0.53)	$0.01
MFFO per share	$(0.16)	$0.01

Weighted average shares outstanding	3,614,037	15,000
Off-Balance Sheet Arrangements
As of March 31, 2015 and 2014, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On April 20, 2015, we entered into an agreement of sale to purchase a 411 unit multifamily property located in Chapel Hill, North Carolina from an unaffiliated seller for $46.8 million.
On April 27, 2015, we entered into an agreement of sale to purchase a 274-unit multifamily community located in Homewood, Alabama from an unaffiliated seller for $30.2 million.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

(Back to Index)

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended March 31, 2015 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended March 31, 2015 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of March 31, 2015, our advisor has incurred costs on our behalf of approximately $3.5 million.

As of March 31, 2015, a total of 14.0 million shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $139.1 million. From the commencement of our public offering through March 31, 2015, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain organizational and offering costs.

Types of Expense	Amount
Selling commissions	$9,282,539
Dealer manager fees	4,100,170
Other organization and offering costs (excluding underwriting compensation)	3,336,687
Total expenses	$16,719,396
 From the commencement of our ongoing initial public offering through March 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $121.3 million.  As of March 31, 2015, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $89.0 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $2.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
Share Redemption Program
Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors could choose to amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and prior to the time we establish a net asset value ("NAV") per share of our common stock, the purchase price for shares redeemed under the redemption program will be as follows:

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

(Back to Index)

(Back to Index)

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
During the three months ended March 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	—	—	(2)
February 2015	—	—	—	(2)
March 2015	5,042	$9.92	5,042	(2)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2015 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended March 31, 2015.

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
4.1
Form of Subscription Agreement, (incorporated by reference to Exhibit 4.1 to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 28, 2015)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.3
Distribution Reinvestment Plan, included as Appendix C to prospectus (incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment no. 2 to the Registration Statement on Form S-11 (No. 333-184476) filed October 28,2014)

10.1
Second Amendment to Amended and Restated Advisory Agreement between the Company and Resource Real Estate Opportunity Advisor II, LLC, dated March 24, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 30, 2015)

10.2
Purchase and Sale Agreement between SG Uptown Buckhead - Atlanta, LLC and RRE Opportunity OP II, LP, dated March 19, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

10.3
Purchase and Sale Agreement by and between Farrington Lake Apartments NF L.P. and RRE Opportunity OP II, LP, dated April 20, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

10.4
Agreement of Sale and Purchase by and between MayFair Investors LLC and RRE Opportunity OP II, LP, dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2015.
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

May 15, 2015	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)