Form 10-Q
period 2015-06-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2015-08-13
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 11, 2015, there were 27,976,309 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history. As of June 30, 2015, we owned four multifamily properties. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Rental property, net	$131,675,438	$54,703,305
Identified intangible assets, net	1,534,205	1,176,061
	133,209,643	55,879,366

Cash	116,488,300	15,780,579
Restricted cash	1,669,012	725,305
Tenant receivables	9,132	5,746
Due from related parties	218,927	34,025
Subscriptions receivable	2,346,339	3,819,991
Prepaid expenses and other assets	1,006,737	774,338
Deferred offering costs	3,460,407	3,618,954
Deferred financing costs, net	1,091,107	581,783
Total assets	$259,499,604	$81,220,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$58,740,000	$38,540,000
Accounts payable and accrued expenses	1,936,215	857,897
Due to related parties	1,438,652	3,851,263
Tenant prepayments	97,474	30,704
Security deposits	175,133	68,696
Distributions payable	3,447,574	259,379
Total liabilities	65,835,048	43,607,939

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 23,985,818 and 4,759,567 issued and outstanding, respectively)	239,859	47,596
Additional paid-in capital	212,620,473	42,148,473
Accumulated other comprehensive loss	(76,267)	(34,468)
Accumulated deficit	(19,120,009)	(4,549,953)
Total stockholders’ equity	193,664,556	37,612,148
Total liabilities and stockholders’ equity	$259,499,604	$81,220,087
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2015	2014	2015	2014
Revenues:
Rental income	$2,751,105	$112,639	$4,431,141	$112,639
Interest income	25,895	183	45,085	282
Total revenues	2,777,000	112,822	4,476,226	112,921

Expenses:
Rental operating	1,437,560	39,748	2,187,744	39,748
Acquisition costs	1,263,135	269,391	2,159,232	269,391
Management fees - related parties	452,513	50,546	705,203	50,546
General and administrative	892,023	687,598	1,547,652	687,598
Loss on disposal of assets	608,364	198,840	1,011,230	198,840
Depreciation and amortization expense	1,844,447	83,338	2,781,664	83,338
Total expenses	6,498,042	1,329,461	10,392,725	1,329,461
Loss before other expense	(3,721,042)	(1,216,639)	(5,916,499)	(1,216,540)

Other expense:
Interest expense	(228,854)	(16,356)	(452,933)	(16,356)
Net loss	(3,949,896)	(1,232,995)	(6,369,432)	(1,232,896)

Other comprehensive loss:
Designated derivative, fair value adjustment	(14,001)	(7,604)	(41,799)	(7,604)
Comprehensive loss	$(3,963,897)	$(1,240,599)	$(6,411,231)	$(1,240,500)

Weighted average common shares outstanding	18,934,576	314,208	13,604,605	314,208

Basic and diluted loss per common share	$(0.21)	$(3.92)	$(0.47)	$(3.92)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2015	4,759,567	$47,596	50,000	$500	$42,148,473	$(34,468)	$(4,549,953)	$37,612,148
Issuance of stock	18,869,711	188,697	—	—	187,984,233	—	—	188,172,930
Distributions of common stock	107,125	1,071	—	—	1,069,376	—	(1,070,447)	—
Syndication costs			—	—	(20,946,460)	—		(20,946,460)
Common stock issued through distribution reinvestment plan	254,457	2,545	—	—	2,414,801	—	(2,417,346)	—
Distributions declared	—	—	—	—	—	—	(4,712,831)	(4,712,831)
Share redemptions	(5,042)	(50)	—	—	(49,950)	—	—	(50,000)
Designated derivative, fair value adjustment	—	—	—	—	—	(41,799)	—	(41,799)
Net loss	—	—	—	—	—	—	(6,369,432)	(6,369,432)
Balance, at June 30, 2015	23,985,818	$239,859	50,000	$500	$212,620,473	$(76,267)	$(19,120,009)	$193,664,556

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,369,432)	$(1,232,896)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	1,011,230	198,840
Depreciation and amortization	2,781,664	83,338
Amortization of deferred financing costs	30,959	—
Changes in operating assets and liabilities:
Restricted cash	(943,707)	—
Tenant receivables, net	(3,386)	(132)
Due from related party	(184,902)	(12,180)
Prepaid expenses and other assets	(30,574)	(91,640)
Due to related parties	(301,779)	3,086,527
Accounts payable and accrued expenses	882,808	159,492
Tenant prepayments	64,120	4,086
Security deposits	2,541	(751)
Net cash (used in) provided by operating activities	(3,060,458)	2,194,684

Cash flows from investing activities
Property acquisitions	(79,057,216)	(9,731,042)
Capital expenditures	(1,873,170)	(5,194)
Net cash used in investing activities	(80,930,386)	(9,736,236)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	188,122,930	3,252,650
Payment of deferred financing costs	(540,283)	(126,349)
Deferred offering costs	(1,999,808)	(2,381,406)
Subscriptions receivable	1,473,652	—
Increase in borrowings	20,200,000	8,787,000
Repayments on borrowings	—	(1,322,000)
Purchase of interest rate caps	(86,830)	(19,670)
Distributions paid on common stock	(1,524,636)	—
Syndication costs	(20,946,460)	(279,343)
Net cash provided by financing activities	184,698,565	7,910,882

Net increase in cash	100,707,721	369,330
Cash at beginning of period	15,780,579	200,644
Cash at end of period	$116,488,300	$569,974

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)
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
On June 2, 2014, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, broke escrow and issued shares of common stock in the offering. The Company subsequently raised the minimum New York offering amount of $2.5 million on June 4, 2014. On October 21, 2014, the Company raised the minimum Ohio offering amount of $20.0 million; and on January 8, 2015, the Company raised the minimum Pennsylvania offering amount of $50.0 million. As of June 30, 2015, a total of 23,849,181 shares, including additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $237.6 million. As of June 30, 2015, the Company had issued 277,071 shares for $2.6 million pursuant to its distribution reinvestment plan.
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
The consolidated financial statements and the information and tables contained in the notes thereto, as of June 30, 2015, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Farrington Lake	411	Chapel Hill, NC

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairments as of June 30, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
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
JUNE 30, 2015
(unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2015, the Company did not record any hedge ineffectiveness in earnings.
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
The future minimum rental payments to be received from noncancelable operating leases are $6.6 million and $146,165 for the 12-month periods ending June 30, 2016 and 2017, and none thereafter.
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
JUNE 30, 2015
(unaudited)

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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Due to reported losses for the current periods presented, the convertible shares (discussed in Note 12) are not included in the diluted earnings per share calculation. All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of one 0.625% stock distribution issued on July 14, 2014, one 1.00% stock distribution issued October 15, 2014, one 0.83333% stock distribution issued on January 15, 2015, one 0.5% stock distribution issued on April 15, 2015, and one 0.5% stock distribution issued on July 15, 2015.
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
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014, as amended (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. As of June 30, 2015, a total of $623,035 in reimbursable organizational and offering costs incurred on behalf of the Company by the Advisor has yet to be reimbursed by the Company. These costs are included in due to related parties on the consolidated balance sheet as of June 30, 2015.
Deferred Offering Costs
Through June 30, 2015, the Company has incurred $6.8 million for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of June 30, 2015, the Advisor has advanced $4.0 million of these costs on behalf of the Company. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of June 30, 2015, the Company has reimbursed $3.3 million of deferred offering costs to the Advisor. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on the Company's consolidated financial position, results of operations and cash flows.
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
JUNE 30, 2015
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

	Six Months Ended
	June 30,
	2015	2014
Non-cash financing and investing activities:
Cash distributions on common stock declared but not yet paid	$3,447,574	$23,987
Stock issued through distribution reinvestment plan	2,417,346	—
Stock distributions issued	1,070,447	—
Deferred offering costs	1,558,936	—
Due to related parties	1,649,290	—

Cash paid during the period for:
Interest	$368,292	$16,356
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows:

	June 30, 2015	December 31, 2014
Real estate taxes	$883,646	$128,871
Insurance	53,596	157,600
Capital improvements	731,770	438,834
	$1,669,012	$725,305
NOTE 5 - RENTAL PROPERTY, NET
The Company’s investment in rental properties consisted of the following:

	June 30, 2015	December 31, 2014
Land	$20,285,344	$6,723,368
Building and improvements	110,516,138	47,546,786
Furniture, fixtures and equipment	2,077,468	612,846
Construction in progress	374,750	—
	133,253,700	54,883,000
Less: accumulated depreciation	(1,578,262)	(179,695)
	$131,675,438	$54,703,305

Depreciation expense for the three and six months ended June 30, 2015 was $902,373, and $1.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2014 was $24,778.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

NOTE 6 - ACQUISITION
As of June 30, 2015, the Company owned four properties. The table below summarizes these acquisitions and the respective fair values assigned:

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Liabilities	Fair Valued Assigned
Adair off Addison	Dallas, Texas	6/4/2014	$9,500,000	$1,888,982	$7,060,815	$198,840	$351,363	$(84,732)	$9,415,268
Overton Trails Apartment Homes	Fort Worth, Texas	12/19/2014	47,000,000	4,834,386	40,485,971	503,582	1,176,061	(59,977)	46,940,023
Uptown Buckhead	Atlanta, Georgia	3/30/2015	32,500,000	6,464,391	24,992,651	399,036	643,922	(117,170)	32,382,830
Farrington Lake	Chapel Hill, North Carolina	5/19/2015	46,750,000	7,097,585	37,946,732	608,364	1,097,319	(359,270)	46,390,730

(1) Purchase price excludes closing costs and acquisition expenses.
The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2015 acquisitions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Multifamily Community	2015	2015
Uptown Buckhead
Total Revenues	$701,102	739,948
Net Loss	(261,253)	(396,715)
Acquisition Costs	1,795	162,412
Acquisition Fee	—	892,102
Farrington Lake
Total Revenues	$467,619	$467,619
Net Loss	(962,950)	(962,950)
Acquisition Costs	148,638	148,638
Acquisition Fee	1,096,992	1,096,992
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental leases. The gross value of acquired in-place leases totaled $3.3 million and $1.5 million as of June 30, 2015 and December 31, 2014, respectively, net of accumulated amortization of $1.7 million and $351,363, respectively. The weighted average remaining life of the rental leases is seven months as of June 30, 2015. Amortization expense for the three months ended June 30, 2015 and June 30, 2014 was $942,074 and $58,560, respectively. Amortization expense for the six months ended June 30, 2015 and June 30, 2014 was $1.4 million and $58,560, respectively. As of June 30, 2015, expected amortization for the rental leases for the next 12 months is $1.5 million.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

NOTES 8 - MORTGAGE NOTES PAYABLE
The following is a summary of the Company's mortgage notes payable as of June 30, 2015:

	Balance Outstanding at	Maturity Date	Interest Rate	Average Monthly Debt Service	Interest Expense
Collateral	June 30, 2015		June 30, 2015		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Adair off Addison	$7,465,000	7/1/2024	2.56%	$15,944	$63,776	$127,030
Overton Trails Apartment Homes	31,075,000	1/1/2025	2.09%	54,471	162,521	323,257
Uptown Buckhead	20,200,000	7/1/2025	2.59%	40,740	—	—
	$58,740,000
On June 4, 2014, in connection with the acquisition of Adair off Addison, the Company entered into a $7.5 million, secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Adair off Addison Mortgage Loan"), secured by Adair off Addison. The Adair off Addison Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month LIBOR plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal, based upon current interest rates, in the amount of approximately $28 thousand per month.
On December 19, 2014, in connection with the acquisition of Overton Trails Apartment Homes, the Company entered into a $31.1 million, secured mortgage loan with M&T Realty Capital Corporation (the "Overton Trails Mortgage Loan"), secured by Overton Trails Apartment Homes. The Overton Trails Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, based upon current interest rates, in the amount of approximately $109 thousand per month.
On June 30 2015, the Company entered into a $20.2 million secured mortgage loan with Prudential Multifamily Mortgage, LLC (the "Uptown Buckhead Mortgage Loan"), secured by Uptown Buckhead. The Uptown Buckhead Mortgage Loan, which matures on July 1, 2025, bears interest at a floating rate of one-month LIBOR plus 2.407%. Monthly payments are initially interest only. Beginning with the July 2017 payment, monthly payments will include interest and principal, based upon current interest rates, in the amount of approximately $74 thousand per month.
Annual principal payments on the mortgage note payable for each of the next five 12-month periods ending June 30, and thereafter, are as follows:

2016	$—
2017	322,096
2018	1,031,571
2019	1,171,294
2020	1,171,294
Thereafter	55,043,745
$58,740,000

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

NOTE 9 - DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of June 30, 2015 and December 31, 2014, accumulated amortization of deferred financing costs was $40,540 and $9,581, respectively. Amortization of deferred financing costs for the next five 12-month periods ending June 30, and thereafter, is as follows:

2016	$120,122
2017	119,540
2018	118,234
2019	116,048
2020	114,002
Thereafter	503,161
$1,091,107
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2015:

Unrealized loss on derivatives
January 1, 2015	$(34,468)
Change in unrealized loss on designated hedge	(41,799)
June 30, 2015	$(76,267)
NOTE 11 - RELATED PARTY TRANSACTIONS
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
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, although there can be no assurance that the Company’s plans to raise capital will be successful. As of June 30, 2015, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $4.0 million.
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
Asset management fees. The Advisor earns a monthly asset management fee equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price.
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
On June 4, 2014, the Advisor provided a $1.3 million bridge loan (the “Bridge Loan”) to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Adair off Addison. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. The Company repaid the Bridge Loan in full on June 30, 2014 and paid $2,242 in interest during 2014.
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes escrow funds held by RAI for self-insurance. The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
JUNE 30, 2015
(unaudited)

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
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

	June 30, 2015	December 31, 2014
Due from related parties:
Advisor	$18,466	$—
Resource Securities	—	3,944
RAI - self-insurance funds held in escrow	200,461	30,081
	$218,927	$34,025

Due to related parties:
Advisor
Asset management fees	$137,330	$28,456
Organization and offering costs	623,035	2,272,325
Operating expense reimbursements	289,308	1,145,784

Manager
Property management fees	51,166	6,391
Expense reimbursements	112,663	39,592

Resource Securities
Selling commissions and dealer-manager fees	225,150	358,715

	$1,438,652	$3,851,263

Graphic Images (1)	$10,333	$81,424

(1)	Included in Accrued expenses on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fees earned / expenses incurred:
Advisor
Acquisition fees	$1,263,136	$204,186	$2,159,232	$204,186
Asset management fees	$334,158	$7,397	512,287	7,397
Debt financing fees	$101,000	$37,325	101,000	37,325
Organization and offering costs	$461,542	$2,073,061	953,684	2,073,061
Overhead allocation	$300,440	$725,546	545,293	725,546
Interest expense	$—	$2,242	—	2,242

Manager
Property management fees	$118,355	$5,824	192,916	5,824
Construction management fees	$76,827	$—	76,827	—
Operating expense reimbursements	$23,193	$16,543	67,821	16,543

Resource Securities
Selling commissions and dealer-manager fees	$5,648,639	$187,901	14,613,722	187,901

Other
Graphic Images	$257,994	$54,582	263,573	54,582
NOTE 12 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2015, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of June 30, 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

Common Stock
As of June 30, 2015, the Company had an aggregate of 23,985,818 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	23,572,110	$234,921,286
Shares issued through stock distributions	126,679	—
Shares issued through distribution reinvestment plan	277,071	2,632,179
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
Redemptions	(5,042)	(50,000)
	23,985,818	$237,653,465
Redemptions
During the six months ended June 30, 2015, the Company redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	$—	—	(2)
February 2015	—	$—	—	(2)
March 2015	5,042	$9.92	5,042	(2)
April 2015	—	$—	—	(2)
May 2015	—	$—	—	(2)
June 2015	—	$—	—	(2)

(1)	All purchases of equity securities by the Company in the six months ended June 30, 2015 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the six months ended June 30, 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

Distributions
For the six months ended June 30, 2015, the Company paid aggregate distributions of $3.9 million, including $1.5 million of distributions paid in cash and $2.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
November 13, 2014	$0.00164384	December 31, 2014 through January 29, 2015	January 30, 2015	$169,967	$89,412	$259,379
January 26, 2015	0.00164384	January 30, 2015 through February 26, 2015	February 27, 2015	208,353	115,274	323,627
January 26, 2015	0.00164384	February 27, 2015 through March 30, 2015	March 31, 2015	352,604	208,396	561,000
March 24, 2015	0.00164384	March 31, 2015 through April 29, 2015	April 30, 2015	465,774	290,181	755,955
March 24, 2015	0.00164384	April 30, 2015 through May 28, 2015	May 29, 2015	538,684	352,751	891,435
March 24, 2015	0.00164384	May 29, 2015 through June 29, 2015	June 30, 2015	681,964	468,622	1,150,586
				$2,417,346	$1,524,636	$3,941,982
On May 19, 2015, the Company's Board of Directors authorized a stock distribution of 0.00500 shares of common stock, or 0.5% of each outstanding share of common stock, to the stockholders of record at the close of business on June 30, 2015. Such stock distribution was issued on July 15, 2015.
On June 25, 2015, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing June 30, 2015 through September 29, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on July 31, 2015, August 31, 2015 and September 30, 2015.
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
JUNE 30, 2015
(unaudited)

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

	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Interest rate caps	$—	$97,846	$—	$97,846
	$—	$97,846	$—	$97,846

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Interest rate caps	$—	$53,002	$—	$53,002
	$—	$53,002	$—	$53,002
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets:
The carrying amount and fair value of the Company’s mortgage notes payable are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$58,740,000	$58,740,000	$38,540,000	$38,540,000
Since the interest rates are variable, the fair value of the mortgage notes payable are equal to these carrying amounts.
NOTE 14 - DERIVATIVES AND HEDGING ACTIVITIES
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate caps	3	$58,740,000	November 1, 2018 and January 1, 2018

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2015
(unaudited)

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, which are included in prepaid expenses and other assets on the consolidated balance sheets:

Asset Derivatives				Liabilities Derivatives
June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$97,846	Interest rate caps	$53,002	NA	$—	NA	$—
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
NOTE 15 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended June 30, 2015 exceeded the charter imposed limitation; however, the conflicts committee of the board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.
NOTE 16 - SUBSEQUENT EVENTS

On July 22, 2015, the Company entered into an agreement of sale to purchase a 200-unit multifamily community located in Dallas, Texas from an unaffiliated seller for $21.3 million.

On July 28, 2015, the Company, through a wholly owned subsidiary, entered into a five-year secured mortgage loan with
Bank of America, N.A., an unaffiliated lender, for borrowings of approximately $32.0 million secured by Farrington Lakes (the
“Farrington Mortgage Loan”). The Farrington Mortgage Loan matures on July 28, 2020.

On August 13, 2015, the Company entered into an agreement of sale to purchase a 252-unit multifamily community located in Atlanta, Georgia from an unaffiliated seller for $41.0 million.
The Company has evaluated subsequent events and determined that no additional events have occurred which would require an adjustment to the consolidated financial statements.

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
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of June 30, 2015, we owned four multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations:

	Three Months Ended
	June 30,
	2015	2014
Revenues:
Rental income	$2,751,105	$112,639
Interest income	25,895	183
Total revenues	2,777,000	112,822

Expenses:
Rental operating	1,437,560	39,748
Acquisition costs	1,263,135	269,391
Management fees - related parties	452,513	50,546
General and administrative	892,023	687,598
Loss on disposal of assets	608,364	198,840
Depreciation and amortization expense	1,844,447	83,338
Total expenses	6,498,042	1,329,461
Loss before other expense	(3,721,042)	(1,216,639)

Other expense:
Interest expense	(228,854)	(16,356)
Net loss	$(3,949,896)	$(1,232,995)
Revenues. During the three months ended June 30, 2015, our revenue was primarily from the rent of our multifamily properties, which increased from one property at June 30, 2014 to four properties at June 30, 2015.
Expenses.  Our operating expenses for the three months ended June 30, 2015 were from the ongoing operations of our business and the ownership of four operating properties. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $892,023, primarily related to the following:

◦	Company level expenses included $287,726 in payroll costs allocated to us by our Advisor, $35,464 of director and officer's insurance, $34,610 of director fees, and $82,221 of professional fees.

◦	Property level expenses of $327,540 were related to the operations of our four multifamily properties.

◦	Acquisition costs of $1.3 million related to the acquisition of Farrington Lakes, a multifamily property purchased May 19, 2015, with an aggregate purchase price of $46.8 million.

◦	Loss on disposal of assets increased from $198,840 for the three months ended June 30, 2014 to $608,364 for the three months ended June 30, 2015, primarily related to the increase in properties owned.

◦	We recorded $228,854 of interest expense related to the mortgage loans secured by three of our multifamily properties and amortization of deferred financing costs.

(Back to Index)

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations:

	Six Months Ended
	June 30
	2015	2014
Revenues:
Rental income	$4,431,141	$112,639
Interest income	45,085	282
Total revenues	4,476,226	112,921

Expenses:
Rental operating	2,187,744	39,748
Acquisition costs	2,159,232	269,391
Management fees - related parties	705,203	50,546
General and administrative	1,547,652	687,598
Loss on disposal of assets	1,011,230	198,840
Depreciation and amortization expense	2,781,664	83,338
Total expenses	10,392,725	1,329,461
Loss before other expense	(5,916,499)	(1,216,540)

Other expense:
Interest expense	(452,933)	(16,356)
Net loss	$(6,369,432)	$(1,232,896)
Revenues. During the six months ended June 30, 2015, our revenue was primarily from the rent of our multifamily properties, which increased from one property at June 30, 2014 to four properties at June 30, 2015.
Expenses.  Our operating expenses for the six months ended June 30, 2015 were from the ongoing operations of our business and the ownership of four operating properties. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $1.5 million, primarily related to the following:

◦	Company level expenses included $507,151 in payroll costs allocated to us by our Advisor, $71,520 of director and officer's insurance, $64,813 of director fees, and $208,822 of professional fees.

◦	Property level expenses of $498,277 were related to the operations of our four multifamily properties.

◦	Acquisition costs of $2.2 million related to the acquisitions of Uptown Buckhead and Farrington Lakes, with an aggregate purchase price of $79.3 million.

◦	Loss on disposal of assets increased from $198,840 for the six months ended June 30, 2014 to $1.0 million for the six months ended June 30, 2015, primarily related to the increase in properties owned.

◦	We recorded $452,933 of interest expense related to the mortgage loans secured by three of our multifamily properties and amortization of deferred financing costs.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. We are also offering up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.    We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of June 30, 2015, we had not identified any additional sources of financing. As of June 30, 2015, we have identified two additional properties that we may acquire; although we cannot guarantee that we will acquire such properties.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of June 30, 2015, we had raised $234.9 million in our public offering.
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
Capital Expenditures
We deployed a total of $1.9 million during the six months ended June 30, 2015 for capital expenditures primarily related to unit rehabilitations at Adair off Addison and Overton Trails Apartment Homes. Over the next two years, we have budgeted additional capital expenditures as follows: $2.1 million at Adair off Addison; $7.0 million at Overton Trails Apartment Homes; $4.0 million at Uptown Buckhead and $8.3 million at Farrington Lakes.

(Back to Index)

(Back to Index)

Common Stock
As of June 30, 2015, we had an aggregate of 23,985,818 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	23,572,110	$234,921,286
Shares issued through stock distributions	126,679	—
Shares issued through distribution reinvestment plan	277,071	2,632,179
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
Redemptions	(5,042)	(50,000)
	23,985,818	$237,653,465
Debt
The following is a summary of our mortgage notes payable:

		Maturity Date		Average Monthly Debt Service	Interest Expense
Collateral	Balance Outstanding June 30, 2015		Interest Rate June 30, 2015		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Adair off Addison	$7,465,000	7/1/2024	2.56%	$15,944	$63,776	$127,030
Overton Trails Apartment Homes	31,075,000	1/1/2025	2.09%	54,471	162,521	323,257
Uptown Buckhead	20,200,000	7/1/2025	2.59%	40,740	—	—
	$58,740,000
On June 4, 2014, in connection with our acquisition of Adair off Addison, we entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC, (the "Adair off Addison Mortgage Loan"), secured by Adair off Addison. The Adair off Addison Mortgage Loan matures on July 1, 2024. The Adair off Addison Mortgage Loan bears interest at a floating rate of one-month London InterBank Offered Rate, or LIBOR, plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and repayments of principal, based upon current interest rates, in the amount of approximately $28 thousand per month.
On December 19, 2014, in connection with our acquisition of Overton Trails Apartment Homes, we entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Overton Trails Mortgage Loan"), secured by Oak Hill. The Overton Trails Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, based upon current interest rates, in the amount of approximately $109 thousand per month.
On June 30 2015, the Company entered into a $20.2 million, secured mortgage loan with Prudential Multifamily Mortgage, LLC (the "Uptown Buckhead Mortgage Loan"), secured by Uptown Buckhead. The Uptown Buckhead Mortgage Loan, which matures on June 1, 2025, bears interest at a floating rate of one-month LIBOR plus 2.41%. Monthly payments are initially interest only. Beginning with the July 2017 payment, monthly payments will include interest and principal, based upon current interest rates, in the amount of approximately $74 thousand per month.
On June 4, 2014, the Advisor provided us a $1.3 million bridge loan, or the Bridge Loan. We used the proceeds of the Bridge Loan to partially finance the acquisition of Adair off Addison. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. As of June 30, 2015, we had repaid the Bridge Loan in full and paid $2,242 in interest.

(Back to Index)

(Back to Index)

Operating Properties
As of June 30, 2015, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Farrington Lake	411	Chapel Hill, NC
		1,139
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
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs other than selling commissions and dealer manager fees, but only to the extent that such reimbursement will not cause organizational and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of June 30, 2015, the Advisor has advanced a total of $4.0 million for organization and offering costs and received $3.3 million in reimbursements.
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
Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended June 30, 2015 exceeded the charter imposed limitation; however, the conflicts committee of our board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of our operations.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014.

(Back to Index)

(Back to Index)

Distributions
For the six months ended June 30, 2015, we paid aggregate distributions of $3.9 million, including $1.5 million of distributions paid in cash and $2.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the six months ended June 30, 2015:

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2015	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$413,082	$730,924	$1,144,006	$(1,966,650)	$(1,966,650)	$1,435,235	$0.149589	-/-	$1,144,006/100%
Second Quarter	$1,111,554	$1,686,422	$2,797,976	$(1,093,808)	$(3,060,458)	$3,447,574	$0.151233	-/-	$2,797,976/100%
Total	$1,524,636	$2,417,346	$3,941,982	$(3,060,458)		$4,882,809
On May 19, 2015, our Board of Directors authorized a stock distribution of 0.005 shares of common stock, or 0.500% of each outstanding share of common stock to the stockholders of record at the close of business on June 30, 2015. Such stock distribution was issued on July 15, 2015.
On June 25, 2015, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing June 30, 2015 through September 29, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on July 31, 2015, August 31, 2015 and September 30, 2015.
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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2015	2014	2015	2014
Net loss – GAAP	$(3,949,896)	$(1,232,995)	$(6,369,432)	$(1,232,896)
Depreciation expense	902,373	24,778	1,398,567	24,778
FFO	(3,047,523)	(1,208,217)	(4,970,865)	(1,208,118)
Adjustments for straight-line rents	(6,867)	—	(11,200)	—
Amortization of intangible lease assets	942,074	58,560	1,383,097	58,560
Acquisition costs	1,263,135	269,391	2,159,232	269,391
MFFO	$(849,181)	$(880,266)	$(1,439,736)	$(880,167)

Basic and diluted loss per common share - GAAP	$(0.21)	$(3.92)	$(0.47)	$(3.92)
FFO per share	$(0.16)	$(3.85)	$(0.37)	$(3.84)
MFFO per share	$(0.04)	$(2.80)	$(0.11)	$(2.80)

Weighted average shares outstanding	18,934,576	314,208	13,604,605	314,208
Off-Balance Sheet Arrangements
As of June 30, 2015 and 2014, we did not have any off-balance sheet arrangements or obligations.

(Back to Index)

(Back to Index)

Subsequent Events

On July 22, 2015, we entered into an agreement of sale to purchase a 200-unit multifamily community located in Dallas, Texas from an unaffiliated seller for $21.3 million.

On July 28, 2015, we, through a wholly owned subsidiary, entered into a five-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of approximately $32.0 million secured by Farrington Lakes (the “Farrington Mortgage Loan”). The Farrington Mortgage Loan matures on July 28, 2020.

On August 13, 2015, we entered into an agreement of sale to purchase a 252-unit multifamily community located in Atlanta, Georgia from an unaffiliated seller for $41.0 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2015 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the six months ended June 30, 2015 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of June 30, 2015, our advisor has incurred costs on our behalf of approximately $4.0 million.

As of June 30, 2015, a total of 24.0 million shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $237.7 million. From the commencement of our public offering through June 30, 2015, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain organizational and offering costs.

Types of Expense	Amount
Selling commissions	$15,757,368
Dealer manager fees	4,054,591
Other organization and offering costs (excluding underwriting compensation)	2,960,333
Total expenses	$22,772,292
 From the commencement of our ongoing initial public offering through June 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $214.9 million.  As of June 30, 2015, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $135.8 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $3.3 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
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
During the six months ended June 30, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	$—	—	(2)
February 2015	—	$—	—	(2)
March 2015	5,042	$9.92	5,042	(2)
April 2015	—	$—	—	(2)
May 2015	—	$—	—	(2)
June 2015	—	$—	—	(2)

(1)	All purchases of equity securities by us in the six months ended June 30, 2015 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the six months ended June 30, 2015.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS [PLEASE REVIEW SEC WEBSITE - NOT SURE ABOUT THE 8Ks FILED]

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)
4.1
Form of Subscription Agreement, (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (No. 333-184476) filed July 22, 2015)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (No. 333-184476) filed July 22, 2014)

10.1
Purchase and Sale Agreement by and between Farrington Lake Apartments NF L.P. and RRE Opportunity OP II, LP, dated April 20, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

10.2
Agreement of Sale and Purchase by and between MayFair Investors LLC and RRE Opportunity OP II, LP, dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2015.)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

August 13, 2015	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 13, 2015	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)