Form 10-Q
period 2015-09-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2015-11-12
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-55430

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 9, 2015, there were 36,312,406 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history. As of September 30, 2015, we owned seven multifamily properties. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Rental property, net	$223,455,868	$54,703,305
Identified intangible assets, net	2,657,199	1,176,061
	226,113,067	55,879,366

Cash	142,101,110	15,780,579
Restricted cash	3,150,701	725,305
Tenant receivables	31,739	5,746
Due from related parties	480,453	34,025
Subscriptions receivable	3,537,756	3,819,991
Prepaid expenses and other assets	715,018	774,338
Deferred offering costs	4,581,135	3,618,954
Deferred financing costs, net	1,732,003	581,783
Total assets	$382,442,982	$81,220,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$112,877,872	$38,540,000
Accounts payable and accrued expenses	3,475,233	857,897
Due to related parties	1,844,134	3,851,263
Tenant prepayments	172,959	30,704
Security deposits	307,415	68,696
Distributions payable	4,555,957	259,379
Derivative liability	380,874	—
Total liabilities	123,614,444	43,607,939

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 32,689,955 and 4,759,567 issued and outstanding, respectively)	326,430	47,596
Additional paid-in capital	291,123,856	42,148,473
Accumulated other comprehensive loss	(134,330)	(34,468)
Accumulated deficit	(32,487,918)	(4,549,953)
Total stockholders’ equity	258,828,538	37,612,148
Total liabilities and stockholders’ equity	$382,442,982	$81,220,087
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2015	2014	2015	2014
Revenues:
Rental income	$3,871,888	$342,437	$8,303,029	$455,076
Interest income	41,888	1,505	86,973	1,787
Total revenues	3,913,776	343,942	8,390,002	456,863

Expenses:
Rental operating	2,245,165	230,517	4,432,909	270,542
Acquisition costs	3,018,033	60,053	5,177,264	329,444
Management fees - related parties	650,989	8,683	1,356,192	59,228
General and administrative	668,544	430,186	2,216,195	1,117,506
Loss on disposal of assets	658,606	—	1,669,835	198,840
Depreciation and amortization expense	2,405,596	193,910	5,187,261	277,249
Total expenses	9,646,933	923,349	20,039,656	2,252,809
Loss before other expense	(5,733,157)	(579,407)	(11,649,654)	(1,795,946)

Other expense:
Interest expense	(1,098,071)	(53,523)	(1,551,004)	(69,880)
Net loss	(6,831,228)	(632,930)	(13,200,658)	(1,865,826)

Other comprehensive loss:
Designated derivative, fair value adjustment	(58,063)	(2,300)	(99,862)	(9,904)
Comprehensive loss	$(6,889,291)	$(635,230)	$(13,300,520)	$(1,875,730)

Weighted average common shares outstanding	28,626,472	988,610	18,591,955	827,730

Basic and diluted loss per common share	$(0.24)	$(0.64)	$(0.71)	$(2.25)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2015	4,759,567	$47,596	50,000	$500	$42,148,473	$(34,468)	$(4,549,953)	$37,612,148
Issuance of stock	27,190,220	271,432	—	—	270,723,245	—	—	270,994,677
Distributions of common stock	226,811	2,268	—	—	2,265,029	—	(2,267,297)	—
Syndication costs	—	—	—	—	(28,882,548)	—	—	(28,882,548)
Common stock issued through distribution reinvestment plan	518,399	5,184	—	—	4,919,607	—	(4,924,791)	—
Distributions declared	—	—	—	—	—	—	(7,545,219)	(7,545,219)
Share redemptions	(5,042)	(50)	—	—	(49,950)	—	—	(50,000)
Designated derivative, fair value adjustment	—	—	—	—	—	(99,862)	—	(99,862)
Net loss	—	—	—	—	—	—	(13,200,658)	(13,200,658)
Balance, at September 30, 2015	32,689,955	$326,430	50,000	$500	$291,123,856	$(134,330)	$(32,487,918)	$258,828,538

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2015	2014
Cash flows from operating activities:
Net loss	$(13,200,658)	$(1,865,826)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	1,669,835	198,840
Depreciation and amortization	5,187,261	277,249
Amortization of deferred financing costs	182,341	5,360
Amortization of fair value adjustment of debt	(20,449)	—
Change in fair value of interest rate swap	380,874	—
Changes in operating assets and liabilities:
Restricted cash	(1,019,682)	(321,555)
Tenant receivables, net	(25,993)	(1,689)
Due from related party	(248,997)	(37,057)
Prepaid expenses and other assets	444,018	(70,921)
Due to related parties	(985,797)	961,300
Accounts payable and accrued expenses	2,469,230	258,683
Tenant prepayments	125,250	17,431
Security deposits	(3,808)	218
Net cash (used in) provided by operating activities	(5,046,575)	(577,967)

Cash flows from investing activities
Property acquisitions	(151,398,454)	(9,446,990)
Capital expenditures	(4,821,776)	(58,395)
Net cash (used in) provided by investing activities	(156,220,230)	(9,505,385)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	270,944,677	16,720,046
Payment of deferred financing costs	(1,332,561)	(163,674)
Deferred offering costs	(2,269,763)	(602,141)
Subscriptions receivable	282,235	—
Increase in borrowings	52,200,000	8,787,000
Repayments on borrowings	—	(1,322,000)
Purchase of interest rate caps	(86,830)	(9,904)
Distributions paid on common stock	(3,248,641)	(14,404)
Syndication costs	(28,901,781)	(1,945,755)
Net cash (used in) provided by financing activities	287,587,336	21,449,168

Net increase in cash	126,320,531	11,365,816
Cash at beginning of period	15,780,579	200,644
Cash at end of period	$142,101,110	$11,566,460

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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
As of September 30, 2015, a total of 32,433,632 shares, including additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $322.9 million. As of September 30, 2015, the Company had issued 541,013 shares for $5.1 million pursuant to its distribution reinvestment plan.
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
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 100% of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto, as of September 30, 2015, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Farrington Lake	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Fairways of Bent Tree	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	Spalding Crossing	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Holdings	188	Portland, OR

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
As three of our multifamily properties are located in the Dallas-Fort Worth area and two of our properties are located in Atlanta, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges as of September 30, 2015.
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
The Company amortizes the value of in-place leases to expense over the remaining term of the underlying leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and relationship intangibles related to that customer would be charged to expense in that period.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
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
The future minimum rental payments to be received from noncancelable operating leases are $12.4 million and $177,343 for the 12-month periods ending September 30, 2016 and 2017, and none thereafter.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year.
Income Taxes
The Company elected to be taxed as a REIT, commencing with its taxable year ended December 31, 2014. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Due to reported losses for the current periods presented, the convertible shares (discussed in Note 12) are not included in the diluted earnings per share calculation, as they would be anti-dilutive. All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of one 0.625% stock distribution issued on July 14, 2014, one 1.00% stock distribution issued October 15, 2014, one 0.83333% stock distribution issued on January 15, 2015, one 0.5% stock distribution issued on April 15, 2015, and one 0.5% stock distribution issued on July 15, 2015.
Organization and Offering Costs
The Company incurs organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer-manager fees) of the Company are paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014, as amended (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. As of September 30, 2015, a total of $1.1 million in reimbursable organizational and offering costs incurred on behalf of the Company by the Advisor has yet to be reimbursed by the Company. These costs are included in due to related parties on the consolidated balance sheet as of September 30, 2015.
Deferred Offering Costs
Through September 30, 2015, the Company has incurred $7.9 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of September 30, 2015, the Advisor has advanced $4.4 million of these costs on behalf of the Company. A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of September 30, 2015, the Company has reimbursed $3.3 million of deferred offering costs to the Advisor. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.
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
SEPTEMBER 30, 2015
(unaudited)

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
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-16 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

	Nine Months Ended
	September 30,
	2015	2014
Non-cash operating, financing and investing activities:
Cash distributions on common stock declared but not yet paid	$4,555,957	$259,379
Stock issued through distribution reinvestment plan	4,924,791	34,648
Stock distributions issued	2,267,297	23,501
Deferred offering costs	1,307,582	(2,177,551)
Due to related parties	1,218,763	2,177,551
Mortgage notes payable assumed	21,439,301	—
Fair value adjustment of debt assumed	719,020	—

Cash paid during the period for:
Interest	$611,930	$48,800
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows:

	September 30, 2015	December 31, 2014
Real estate taxes	$985,445	$128,871
Insurance	212,824	157,600
Capital improvements	1,919,459	438,834
Other	32,973	—
	$3,150,701	$725,305
NOTE 5 - RENTAL PROPERTY, NET
The Company’s investment in rental properties consisted of the following:

	September 30, 2015	December 31, 2014
Land	$31,442,331	$6,723,368
Building and improvements	189,159,363	47,546,786
Furniture, fixtures and equipment	4,156,135	612,846
Construction in progress	1,645,773	—
	226,403,602	54,883,000
Less: accumulated depreciation	(2,947,734)	(179,695)
	$223,455,868	$54,703,305

Depreciation expense for the three and nine months ended September 30, 2015 was $1.4 million, and $2.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2014 was $76,790 and $101,567, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 6 - ACQUISITION
As of September 30, 2015, the Company owned seven properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of September 30, 2015.
The table below summarizes these acquisitions and the respective fair values assigned:

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Liabilities	Fair Valued Assigned
Adair off Addison	Dallas, Texas	6/4/2014	$9,500,000	$1,888,982	$7,060,815	$198,840	$351,363	$(84,732)	$9,415,268
Overton Trails Apartment Homes	Fort Worth, Texas	12/19/2014	47,000,000	4,834,386	40,485,971	503,582	1,176,061	(59,977)	46,940,023
Uptown Buckhead	Atlanta, Georgia	3/30/2015	32,500,000	6,464,391	24,992,651	399,036	643,922	(117,170)	32,382,830
Farrington Lake	Chapel Hill, North Carolina	5/19/2015	46,750,000	7,097,585	37,946,732	608,364	1,097,319	(231,249)	46,518,751
Mayfair Chateau	Homewood, Alabama	8/21/2015	30,050,000	3,595,001	25,996,995	410,857	766,167	(148,001)	30,621,019
Fairways of Bent Tree	Dallas, Texas	8/27/2015	21,250,000	2,531,703	17,831,291	303,804	583,201	(229,402)	21,020,597
Spalding Crossing	Atlanta, Georgia	9/24/2015	41,000,000	5,030,283	34,764,848	399,229	805,640	(51,476)	40,948,524

(1) Purchase price excludes closing costs and acquisition expenses.
The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2015 acquisitions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Multifamily Community	2015	2015
Uptown Buckhead
Total Revenues	$682,087	$1,422,035
Net Loss	(522,032)	(918,747)
Acquisition Costs	6,666	169,078
Acquisition Fee	5,773	737,058
Farrington Lake
Total Revenues	$973,928	$1,441,546
Net Loss	(1,071,719)	(2,034,669)
Acquisition Costs	5,845	(154,483)
Acquisition Fee	6,097	1,103,089
Mayfair Chateau
Total Revenues	$344,488	$344,488
Net Loss	(751,163)	(751,163)
Acquisition Costs	514,398	514,398
Acquisition Fee	778,734	778,734
Fairways of Bent Tree
Total Revenues	$239,179	$239,179
Net Loss	(507,416)	(507,416)
Acquisition Costs	122,489	122,489
Acquisition Fee	520,869	520,869
Spalding Crossing
Total Revenues	$67,922	$67,922
Net Loss	(334,284)	(334,284)
Acquisition Costs	129,749	129,749
Acquisition Fee	924,329	924,329

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $5.4 million and $1.5 million as of September 30, 2015 and December 31, 2014, respectively, net of accumulated amortization of $2.8 million and $351,363, respectively. The weighted average remaining life of the rental leases is six months as of September 30, 2015. Amortization for the three months ended September 30, 2015 and September 30, 2014 was $1,096,910 and $117,121, respectively. Amortization for the nine months ended September 30, 2015 and September 30, 2014 was $2.4 million and $175,682, respectively. As of September 30, 2015, expected amortization for the rental leases for the next 12 months is $1.5 million.
NOTES 8 - MORTGAGE NOTES PAYABLE
The following is a summary of the Company's mortgage notes payable as of September 30, 2015:

	Balance Outstanding at	Maturity Date	Interest Rate	Average Monthly Debt Service		Interest Expense
Collateral	September 30, 2015		September 30, 2015			Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Adair off Addison	$7,465,000	7/1/2024	2.56%	$15,944	(1) (3)	$48,887	$144,446
Overton Trails Apartment Homes	31,075,000	1/1/2025	2.10%	54,471	(1) (3)	166,660	491,539
Uptown Buckhead	20,200,000	7/1/2025	2.39%	40,740	(1) (3)	124,544	125,894
Farrington Lakes	32,000,000	7/10/2020	1.89%	47,970	(1) (4)	129,105	129,105
Mayfair Chateau - Key Bank	18,690,882	11/1/2021	4.73%	103,568	(1)	89,034	89,034
Mayfair Chateau - Capital One	2,748,419	11/1/2021	5.40%	15,723	(2)	12,794	12,794
Mayfair unamortized fair value adjustment	698,571
	$112,877,872

(1)	Variable rate based on one-month LIBOR of 0.1930% (as of September 30, 2015) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt
On June 4, 2014, in connection with the acquisition of Adair off Addison, the Company entered into a $7.5 million, secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Adair Mortgage Loan"), secured by Adair off Addison. The Adair Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month LIBOR plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $28,000 per month.
On December 19, 2014, in connection with the acquisition of Overton Trails Apartment Homes, the Company entered into a $31.1 million, secured mortgage loan with M&T Realty Capital Corporation (the "Overton Mortgage Loan"), secured by Overton Trails Apartment Homes. The Overton Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $109,000 per month.
On June 30, 2015, the Company entered into a $20.2 million secured mortgage loan with Prudential Multifamily Mortgage, LLC (the "Uptown Buckhead Mortgage Loan"), secured by Uptown Buckhead. The Uptown Buckhead Mortgage Loan, which matures on July 1, 2025, bears interest at a floating rate of one-month LIBOR plus 2.22%. Monthly payments are initially interest only. Beginning with the August 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $74,000 per month.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

On July 28, 2015, the Company entered into a $32.0 million secured mortgage loan with Bank of America, N.A. (the "Farrington Lakes Mortgage Loan"), secured by Farrington Lakes. The Farrington Lakes Mortgage Loan, which matures on July 10, 2020, bears interest at a floating rate of one-month LIBOR plus 1.70%. Monthly payments are initially interest only. Beginning with the August 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $85,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, the Company assumed a $18.7 million secured mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, the Company assumed a $2.7 million secured mortgage loan with Capital One (the "Mayfair Capital One Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Capital One Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 5.40%. Monthly payments include interest and principal, in the amount of approximately $16,000 per month.
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of September 30, 2015, the net unamortized fair value of debt assumed adjustment was $698,571 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
Annual principal payments on the mortgage notes payable for each of the next five 12-month periods ending September 30 and thereafter, are as follows:

2016	$455,085
2017	1,299,301
2018	1,905,854
2019	2,047,968
2020	32,741,616
Thereafter	73,729,477
Total mortgage payments	$112,179,301
Plus: Unamortized fair value adjustment	698,571
112,877,872
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $1.8 million for renovations at Uptown Buckhead by June 30, 2017. For the Farrington Lakes Mortgage Loan, beginning with the calendar quarter ended December 31, 2017, the property must maintain a certain level of debt service coverage.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 9 - DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of September 30, 2015 and December 31, 2014, accumulated amortization of deferred financing costs was $97,793 and $9,581, respectively. Amortization of deferred financing costs for the next five 12-month periods ending September 30 and thereafter, is as follows:

2016	$269,821
2017	267,163
2018	183,101
2019	260,078
2020	255,774
Thereafter	496,066
$1,732,003
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the nine months ended September 30, 2015:

Unrealized loss on derivatives
January 1, 2015	$(34,468)
Change in unrealized loss on designated hedge	(99,862)
September 30, 2015	$(134,330)
NOTE 11 - RELATED PARTY TRANSACTIONS
Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with the services of its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor or one of its affiliates. The Company does not have any employees. The Advisor is not obligated to dedicate any specific portion of its time or the time of its personnel to the Company’s business. The Advisor is at all times subject to the supervision and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, although there can be no assurance that the Company’s plans to raise capital will be successful. As of September 30, 2015, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $4.4 million.
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
SEPTEMBER 30, 2015
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
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes escrow funds held by RAI for self-insurance. The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
SEPTEMBER 30, 2015
(unaudited)

Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

	September 30, 2015	December 31, 2014
Due from related parties:
Advisor	$230,695	$—
Resource Securities	—	3,944
RAI - self-insurance funds held in escrow	249,758	30,081
	$480,453	$34,025

Due to related parties:
Advisor
Asset management fees	$—	$28,456
Organization and offering costs	1,072,795	2,272,325
Operating expense reimbursements	—	1,145,784

Manager
Property management fees	98,983	6,391
Expense reimbursements	332,874	39,592

Resource Securities
Selling commissions and dealer-manager fees	339,482	358,715
	$1,844,134	$3,851,263

Graphic Images (1)	$7,598	$81,424

(1)	Included in Accrued expenses on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fees earned / expenses incurred:
Advisor
Acquisition fees	$2,238,807	$60,053	$4,067,085	$264,238
Asset management fees	$484,578	$29,635	996,864	37,130
Debt financing fees	$267,348	$—	561,048	37,325
Organization and offering costs	$449,760	$418,339	1,403,444	2,489,150
Overhead allocation	$272,505	$152,533	817,798	880,329
Interest expense	$—	$2,242	—	2,242

Manager
Property management fees	$166,411	$16,274	359,328	22,098
Construction management fees	$134,397	$—	211,224	—
Operating expense reimbursements	$150,271	$3,744	218,092	20,288

Resource Securities
Selling commissions and dealer-manager fees	$7,933,760	$1,332,915	26,281,478	1,520,817

Other
Graphic Images	$95,667	$76,686	368,452	239,078
NOTE 12 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of September 30, 2015, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of September 30, 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

(A)	the lesser of
(i)    25% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, or

(ii)    15% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
Common Stock
As of September 30, 2015, the Company had an aggregate of 32,689,955 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	31,892,619	$317,742,273
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	541,013	5,139,624
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
Redemptions	(5,042)	(50,000)
	32,689,955	$322,981,897

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

Redemptions
During the nine months ended September 30, 2015, the Company redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	$—	—	(2)
February 2015	—	$—	—	(2)
March 2015	5,042	$9.92	5,042	(2)
April 2015	—	$—	—	(2)
May 2015	—	$—	—	(2)
June 2015	—	$—	—	(2)
July 2015	—	$—	—	(2)
August 2015	—	$—	—	(2)
September 30, 2015	—	$—	—	(2)

(1)	All purchases of equity securities by the Company in the nine months ended September 30, 2015 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the nine months ended September 30, 2015.
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
Distributions
For the nine months ended September 30, 2015, the Company paid aggregate distributions of $8.2 million, including $3.2 million of distributions paid in cash and $4.9 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
November 13, 2014	$0.00164384	December 31, 2014 through January 29, 2015	January 30, 2015	$169,967	$89,412	$259,379
January 26, 2015	0.00164384	January 30, 2015 through February 26, 2015	February 27, 2015	208,353	115,274	323,627
January 26, 2015	0.00164384	February 27, 2015 through March 30, 2015	March 31, 2015	352,604	208,396	561,000
March 24, 2015	0.00164384	March 31, 2015 through April 29, 2015	April 30, 2015	465,774	290,181	755,955
March 24, 2015	0.00164384	April 30, 2015 through May 28, 2015	May 29, 2015	538,684	352,751	891,435
March 24, 2015	0.00164384	May 29, 2015 through June 29, 2015	June 30, 2015	681,964	468,622	1,150,586
June 25, 2015	0.00164384	June 30, 2015 through July 30, 2015	July 31, 2015	758,820	521,511	1,280,331
June 25, 2015	0.00164384	July 31, 2015 through August 30, 2015	August 31, 2015	849,012	583,455	1,432,467
June 25, 2015	0.00164384	August 31, 2015 through September 29, 2015	September 30, 2015	899,613	619,039	1,518,652
				$4,924,791	$3,248,641	$8,173,432
On September 18, 2015, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing September 30, 2015 through December 30, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on October 30, 2015, November 30, 2015 and December 31, 2015. We have accrued these distributions, which are included in Distributions payable on the consolidated balance sheets.
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
SEPTEMBER 30, 2015
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

Derivatives (interest rate caps) which are reported at fair value in the consolidated balance sheets are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors (Level 2).

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
Interest rate caps	$—	$30,723	$—	$30,723
	$—	$30,723	$—	$30,723
Liabilities:
Cancelable swap	$—	$(380,474)	$—	$(380,474)
	$—	$(380,474)	$—	$(380,474)

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Interest rate caps	$—	$53,002	$—	$53,002
	$—	$53,002	$—	$53,002
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. Cancelable swaps are included in Derivative liabilities on the consolidated balance sheet.
The carrying amount and fair value of the Company’s mortgage notes payable are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$112,877,872	$114,044,908	$38,540,000	$38,540,000
The fair value of the mortgage notes payable with fixed interest rates was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3). The fair values of four of the mortgage notes payable with variable interest rates equals the carrying amounts because the interest rate of each of the mortgage notes payable is variable. (Level 3).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2015, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of September 30, 2015, the Company had the following outstanding interest rate derivatives:

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	3	$58,740,000	January 1, 2018 to July 1, 2019
Derivatives not designated as hedging instruments:
Cancelable swap	1	$32,000,000	July 28, 2020
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, which are included in prepaid expenses and other assets and derivative liability on the consolidated balance sheets:

Asset Derivatives				Liabilities Derivatives
September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$30,723	Interest rate caps	$53,002	NA	$—	NA	$—
NA	$—	NA	—	Cancelable swap	(380,874)	NA	—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate caps	Interest expense	$(180)	—	$(365)	—

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cancelable swap	Interest expense	$(477,668)	—	$(477,668)	—
NOTE 15 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended September 30, 2015 exceeded the charter imposed limitation; however, the conflicts committee of the board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.
NOTE 16 - SUBSEQUENT EVENTS

On October 29, 2015, the Company purchased a 188-unit multifamily community located in Portland, Oregon from an unaffiliated seller for $32.8 million.
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
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of September 30, 2015, we owned seven multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table sets forth the results of our operations:

	Three Months Ended
	September 30,
	2015	2014
Revenues:
Rental income	$3,871,888	$342,437
Interest income	41,888	1,505
Total revenues	3,913,776	343,942

Expenses:
Rental operating	2,245,165	230,517
Acquisition costs	3,018,033	60,053
Management fees - related parties	650,989	8,683
General and administrative	668,544	430,186
Loss on disposal of assets	658,606	—
Depreciation and amortization expense	2,405,596	193,910
Total expenses	9,646,933	923,349
Loss before other expense	(5,733,157)	(579,407)

Other expense:
Interest expense	(1,098,071)	(53,523)
Net loss	$(6,831,228)	$(632,930)
Revenues. During the three months ended September 30, 2015, our revenue was primarily from the rent of our multifamily properties, which increased from one property at September 30, 2014 to seven properties at September 30, 2015.
Expenses.  Our operating expenses for the three months ended September 30, 2015 were from the ongoing operations of our business and the ownership of seven operating properties. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $668,544, primarily related to the following:

◦	Company level expenses included $36,353 of director and officer's insurance, $40,306 of director fees, $31,474 of proxy solicitation fees and $51,297 of professional fees.

◦	Property level expenses of $406,279 were related to the operations of our seven multifamily properties.

◦
Acquisition costs of $3.0 million related to the acquisitions of Mayfair Chateau, Fairways of Bent Tree and Spalding Crossing, multifamily properties purchased with an aggregate purchase price of $92.3 million.

◦
Loss on disposal of assets increased from $0 for the three months ended September 30, 2014 to $658,606 for the three months ended September 30, 2015, primarily related to the increase in properties owned.

◦
We recorded $1.1 million of interest expense related to the mortgage loans secured by five of our multifamily properties, amortization of deferred financing costs, amortization of the fair value of debt assumed and the fair value adjustment for our interest rate swap.

(Back to Index)

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table sets forth the results of our operations:

	Nine Months Ended
	September 30
	2015	2014
Revenues:
Rental income	$8,303,029	$455,076
Interest income	86,973	1,787
Total revenues	8,390,002	456,863

Expenses:
Rental operating	4,432,909	270,542
Acquisition costs	5,177,264	329,444
Management fees - related parties	1,356,192	59,228
General and administrative	2,216,195	1,117,506
Loss on disposal of assets	1,669,835	198,840
Depreciation and amortization expense	5,187,261	277,249
Total expenses	20,039,656	2,252,809
Loss before other expense	(11,649,654)	(1,795,946)

Other expense:
Interest expense	(1,551,004)	(69,880)
Net loss	$(13,200,658)	$(1,865,826)
Revenues. During the nine months ended September 30, 2015, our revenue was primarily from the rent of our multifamily properties, which increased from one property at September 30, 2014 to seven properties at September 30, 2015.
Expenses.  Our operating expenses for the nine months ended September 30, 2015 were from the ongoing operations of our business and the ownership of seven operating properties. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses were $2.2 million, primarily related to the following:

◦	Company level expenses included $448,197 in payroll costs allocated to us by our Advisor, $107,872 of director and officer's insurance, $136,592 of director fees, and $260,119 of professional fees.

◦	Property level expenses of $904,557 were related to the operations of our seven multifamily properties.

◦
Acquisition costs of $5.2 million related to the acquisitions of Uptown Buckhead, Farrington Lakes, Mayfair Chateau, Fairways of Bent Tree and Spalding Crossing, multifamily properties purchased with an aggregate purchase price of 171.6 million.

◦
Loss on disposal of assets increased from $198,840 for the nine months ended September 30, 2014 to $1.7 million for the nine months ended September 30, 2015, primarily related to the increase in properties owned.

◦
We recorded $1.6 million of interest expense related to the mortgage loans secured by five of our multifamily properties, amortization of deferred financing costs, amortization of the fair value of debt assumed and the fair value adjustment for our interest rate swap.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. We are also offering up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share. On July 9, 2015, our board of directors made the determination to close the primary portion of the offering on December 31, 2015. This closing date may be extended upon the discretion of our board of directors. We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of September 30, 2015, we had not identified any additional sources of financing. As of September 30, 2015, we have identified one additional property that we may acquire; although we cannot guarantee that we will acquire such property.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of September 30, 2015, we had raised $317.7 million in our public offering.
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
Capital Expenditures
We deployed a total of $4.8 million during the nine months ended September 30, 2015 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2015 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below:

(Back to Index)

(Back to Index)

	Capital deployed during the nine months ended	Remaining capital budgeted
	September 30, 2015
Adair off Addison	$1,533,453	$1,690,602
Overton Trails	2,085,640	5,574,890
Uptown Buckhead	566,435	3,819,700
Farrington Lakes	541,704	8,179,341
All other properties	94,544	17,499,801
	$4,821,776	36,764,334
Common Stock
As of September 30, 2015, we had an aggregate of 32,689,955 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Initial public offering	31,892,619	$317,742,273
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	541,013	5,139,624
Advisor's initial investment, net of 5,000 share conversion	15,000	150,000
Redemptions	(5,042)	(50,000)
	32,689,955	$322,981,897
Debt
The following is a summary of our mortgage notes payable:

		Maturity Date		Average Monthly Debt Service	Interest Expense
Collateral	Balance Outstanding September 30, 2015		Interest Rate September 30, 2015		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Adair off Addison	$7,465,000	7/1/2024	2.56%	$15,944	$48,887	$144,446
Overton Trails Apartment Homes	31,075,000	1/1/2025	2.10%	54,471	166,660	491,539
Uptown Buckhead	20,200,000	7/1/2025	2.39%	40,740	124,544	125,894
Farrington Lakes	32,000,000	7/10/2020	1.89%	47,970	129,105	129,105
Mayfair Chateau - Key Bank	18,690,882	11/1/2021	4.73%	103,568	89,034	89,034
Mayfair Chateau - Capital One	2,748,419	11/1/2021	5.40%	15,723	12,794	12,794
Mayfair unamortized fair value adjustment	698,571
	$112,877,872
On June 4, 2014, in connection with our acquisition of Adair off Addison, we entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC, (the "Adair Mortgage Loan"), secured by Adair off Addison. The Adair Mortgage Loan matures on July 1, 2024. The Adair Mortgage Loan bears interest at a floating rate of one-month London InterBank Offered Rate, or LIBOR, plus 2.37%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and repayments of principal, which based upon current interest rates, amount to approximately $28,000 per month.
On December 19, 2014, in connection with our acquisition of Overton Trails Apartment Homes, we entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Overton Mortgage Loan"), secured by Oak Hill. The Overton Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%.

(Back to Index)

(Back to Index)

Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $109,000 per month.
On June 30, 2015, the Company entered into a $20.2 million, secured mortgage loan with Prudential Multifamily Mortgage, LLC (the "Uptown Buckhead Mortgage Loan"), secured by Uptown Buckhead. The Uptown Buckhead Mortgage Loan, which matures on June 1, 2025, bears interest at a floating rate of one-month LIBOR plus 2.22%. Monthly payments are initially interest only. Beginning with the July 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $74,000 per month.
On July 28, 2015, we entered into a $32.0 million secured mortgage loan with Bank of America, N.A. (the "Farrington Lakes Mortgage Loan"), secured by Farrington Lakes. The Farrington Lakes Mortgage Loan, which matures on July 10, 2020, bears interest at a floating rate of one-month LIBOR plus 1.70%. Monthly payments are initially interest only. Beginning with the August 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $85,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, we assumed a $18.7 million secured mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, we assumed a $2.7 million secured mortgage loan with Capital One (the "Mayfair Capital One Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Capital One Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 5.40%. Monthly payments include interest and principal, in the amount of approximately $16,000 per month.
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value is being amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of September 30, 2015, the net unamortized fair value of debt was $698,571 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
On June 4, 2014, the Advisor provided us a $1.3 million bridge loan, or the Bridge Loan. We used the proceeds of the Bridge Loan to partially finance the acquisition of Adair off Addison. The Bridge Loan, which was scheduled to mature on December 4, 2014, incurred interest at an annual rate of LIBOR plus 3.0%. As of September 30, 2015, we had repaid the Bridge Loan in full and paid $2,242 in interest.
Operating Properties
As of September 30, 2015, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Farrington Lake	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Fairways of Bent Tree	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	Spalding Crossing	252	Atlanta, GA
		1,865
As three of our multifamily properties are located in the Dallas-Fort Worth area and two of our properties are located in Atlanta, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

(Back to Index)

(Back to Index)

Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs other than selling commissions and dealer manager fees, but only to the extent that such reimbursement will not cause organizational and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of September 30, 2015, the Advisor has advanced a total of $4.4 million for organization and offering costs and received $3.3 million in reimbursements.
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
Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended September 30, 2015 exceeded the charter imposed limitation; however, the conflicts committee of our board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of our operations.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014.
Distributions
For the nine months ended September 30, 2015, we paid aggregate distributions of $8.2 million, including $3.2 million of distributions paid in cash and $4.9 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the nine months ended September 30, 2015:

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2015	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$413,082	$730,924	$1,144,006	$(1,966,650)	$(1,966,650)	$1,435,235	$0.149589	-/-	$1,144,006/100%
Second Quarter	$1,111,554	$1,686,422	$2,797,976	$(1,093,808)	$(3,060,458)	$4,231,450	$0.151233	-/-	$2,797,976/100%
Third Quarter	$1,724,005	$2,507,445	$4,231,450	$(1,986,117)	$(5,046,575)	$4,555,957	$0.151233	-/-	$4,231,439/100%
Total	$3,248,641	$4,924,791	$8,173,432	$(5,046,575)

(Back to Index)

(Back to Index)

On September 18, 2015, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing September 30, 2015 through December 30, 2015 equal to a daily amount of $0.00164384 per share of common stock, payable on October 30, 2015, November 30, 2015 and December 31, 2015.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2015	2014	2015	2014
Net loss – GAAP	$(6,831,228)	$(632,930)	$(13,200,658)	$(1,865,826)
Depreciation expense	1,373,581	76,790	2,772,148	101,567
FFO	(5,457,647)	(556,140)	(10,428,510)	(1,764,259)
Adjustments for straight-line rents	2,264	—	(8,936)	—
Amortization of intangible lease assets	1,096,910	117,121	2,415,113	175,682
Acquisition costs	3,018,033	60,053	5,177,264	329,444
MFFO	$(1,340,440)	$(378,966)	$(2,845,069)	$(1,259,133)

Basic and diluted loss per common share - GAAP	$(0.24)	$(0.64)	$(0.71)	$(5.94)
FFO per share	$(0.19)	$(0.56)	$(0.56)	$(5.61)
MFFO per share	$(0.05)	$(0.38)	$(0.15)	$(4.01)

Weighted average shares outstanding	28,626,472	988,610	18,591,955	314,208
Off-Balance Sheet Arrangements
As of September 30, 2015 and 2014, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events

On October 29, 2015, we purchased a 188-unit multifamily community located in Portland, Oregon from an unaffiliated seller for $32.8 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2015 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the nine months ended September 30, 2015 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of September 30, 2015, our advisor has incurred costs on our behalf of approximately $4.4 million.

As of September 30, 2015, a total of 32.7 million shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $323.0 million. From the commencement of our public offering through September 30, 2015, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain organizational and offering costs.

Types of Expense	Amount
Selling commissions	$21,198,125
Dealer manager fees	5,563,111
Other organization and offering costs (excluding underwriting compensation)	3,946,833
Total expenses	$30,708,069
 From the commencement of our ongoing initial public offering through September 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $292.3 million.  As of September 30, 2015, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $228.1 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $5.4 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
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
During the nine months ended September 30, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	$—	—	(2)
February 2015	—	$—	—	(2)
March 2015	5,042	$9.92	5,042	(2)
April 2015	—	$—	—	(2)
May 2015	—	$—	—	(2)
June 2015	—	$—	—	(2)
July 2015	—	$—	—	(2)
August 2015	—	$—	—	(2)
September 30, 2015	—	$—	—	(2)

(1)	All purchases of equity securities by us in the nine months ended September 30, 2015 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the nine months ended September 30, 2015.

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
4.1
Form of Subscription Agreement, (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (No. 333-184476) filed October 22, 2015)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (No. 333-184476) filed October 22, 2015)

10.1
Term Loan Agreement by and between RRE Farrington Holdings, LLC and Bank of America, N.A., dated July 28, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (No. 333-184476) filed October 22, 2015)

10.2
Promissory Note by RRE Farrington Holdings, LLC in favor of Bank of America, N.A., dated July 28, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (No. 333-184476) filed October 22, 2015)

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

November 12, 2015	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 12, 2015	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)