Form 10-K
period 2015-12-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2016-03-30
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock.  On March 29, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.01. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”There were 178,094 shares of common stock held by non-affiliates as of June 30, 2015, the last day of the registrant's most recently completed second fiscal quarter. As of March 25, 2016, there were 57,289,041 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc. Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT II, Inc. Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A of this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS
General
Resource Real Estate Opportunity REIT II, Inc. is a Maryland corporation that was formed on September 28, 2012. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT II, Inc. and, as required by context RRE Opportunity OP II, LP, a Delaware limited partnership, and to its subsidiaries. We focus primarily on acquiring underperforming or distressed real estate and real estate loans. We elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2014. Our objective is to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values.
As of December 31, 2015, we owned 10 multifamily properties, as described further in “Item 2. Properties”. We intend to continue to purchase a diversified portfolio of underperforming U.S. commercial real estate and real estate-related debt, including properties that may benefit from extensive renovations that may increase their long-term values.
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
Our Offerings
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933, as amended (the "Securities Act"). We retained Resource Securities, an affiliate of our Advisor, as the dealer manager for our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. We terminated the primary portion of our initial public offering on February 6, 2016. We continue to offer shares to our existing stockholders pursuant our distribution reinvestment plan.
As of December 31, 2015, our Advisor has incurred organizational and offering costs on our behalf of approximately $7.1 million.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We intend to acquire (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchases either directly or with a co-investor or joint venture partner. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We seek to utilize our sponsor's dedicated multifamily investing and lending relationships to take advantage of the full range of opportunities across the entire multifamily spectrum of investments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a REIT, under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.

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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $1.2 million in us and as of December 31, 2015 it owned 134,944 shares of our common stock and 50,000 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2015 our Advisor has granted 19,968 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. The outstanding shares will vest ratably over the next three years; none of the shares have vested as of December 31, 2015.
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
Resource Real Estate Management, Inc. d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2015, managed over 75 multifamily rental properties in 24 states with over 20,000 units. Resource Residential has over 500 employees. Our Manager has subcontracted with Resource Residential to manage most of the real estate assets that we own. The senior managers and employees of Resource Residential, acting through our Manager, assist in providing property management as well as construction management services to us.
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
ITEM 1A.     RISK FACTORS

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us
There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares.
There is no current established public market for our shares and our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date nor list our shares on an exchange by a specified date. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor, in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to acquire real estate-related debt investments. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly upon receipt of our offering proceeds, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

(Back to Index)

Disruptions in the financial markets and sluggish economic conditions nationally and globally could adversely impact our ability to implement our business strategy and generate returns to you.
Our business and operations will be dependent on the commercial real estate finance industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad.  Despite some recent improvements in the U.S. economy, low oil prices and ongoing economic weakness in Europe and Asia may eventually hinder future growth in the U.S. economy.  Further, continued political instability in the European Union, as well as open hostilities in certain Middle Eastern countries and along the Russian-Ukrainian border could negatively impact the U.S. economy should those conflicts deepen.
The single family residential real estate markets have been experiencing an uneven recovery in the U.S. Insufficient equity and ongoing uncertainty about the economy's strength have forced potential sellers to stay in their homes. A survey by the National Association of Realtors showed homeowners on average staying in their homes for 10 years instead of the typical seven years, causing a relatively low level of housing supply in the single family residential market. The slow and steady recovery in the single family home market continues to progress, but lags behind the overall U.S. economy. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations. If interest rates increase, it could have a negative effect on the entire U.S. single family residential real estate market, which would likely slow overall U.S. economic growth.
Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions, which are expected to continue and, combined with a challenging macro-economic environment and numerous regions of political instability, may interfere with the implementation of our business strategy and/or force us to modify it.
We intend to acquire a diversified portfolio of real estate and real estate-related assets, some of which have been discounted. Current economic conditions could greatly increase the risks of these investments. For instance, the sluggish employment market could contribute to increased rent delinquencies at our rental properties. Further, declining real estate values could significantly increase the likelihood that we will incur losses on our loans in the event of a default because the value of our collateral may be insufficient to cover our cost on the loan. In addition, revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for borrowers to meet their payment obligations to us. More generally, the risks arising from a deterioration in the financial markets and economic conditions are applicable to all of the investments we may make, including commercial real estate-related debt.
A protracted economic downturn could have a negative impact on our portfolio. Borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Although our discount and value-add investment strategies do not rely on precisely the same concepts, if real property or other real estate-related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on your investment.
We expect to finance some of our investments in part with debt. If access to the credit markets is limited, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of investments we would otherwise make. If the debt market environment is unfavorable, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.
All of the factors described above could adversely impact our ability to implement our business strategy and make distributions to our investors and could decrease the value of an investment in us.
If we are unable to invest all of the net proceeds from our initial public offering promptly, our distributions and your investment returns may be lower than they otherwise would.
We could suffer from delays in locating suitable investments. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs could also delay the investment of the proceeds of our initial public offering that have yet to be invested. Delays we encounter in the selection, acquisition and development of income-producing properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

(Back to Index)

We have no prior operating history which makes our future performance difficult to predict.
We commenced operations in June 2014 and we have a limited operating history. We were incorporated in the State of Maryland on September 28, 2012. As of March 29, 2016, we owned 12 multifamily properties. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor. Our limited operating history increases the risk and uncertainty you face in making an investment in our shares.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor has no prior operating history and it depends largely upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, which is a subsidiary of our sponsor and its parent company, Resource America. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in our sponsor’s industry, which our sponsor anticipates will continue for the foreseeable future. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our Advisor, our results of operations, and financial condition could also suffer.
The loss of or the inability to hire additional or replacement key real estate and debt finance professionals at Resource Real Estate could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.
Our success depends to a significant degree upon the contributions of Messrs. Alan F. Feldman and Kevin M. Finkel, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals. Messrs. Feldman and Finkel may not remain associated with Resource Real Estate. If either of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person.
We believe that our future success depends, in large part, upon Resource Real Estate, Inc. (a subsidiary of RAI) and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and Resource Real Estate and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If Resource Real Estate loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.
If we make distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, your overall return may be reduced and the value of a share of our common stock may be diluted.
For the year ended December 31, 2014, we paid distributions of $328,785. We funded 9.3% of these distributions from cash provided by operating activities in the first two quarters of 2014 and we funded the remaining 90.7% of these distributions with proceeds from debt financing. For the year ended December 31, 2015, we paid distributions of $14,078,628. We funded 100% of these distributions with proceeds from debt financing. We will declare distributions when our board of directors determines we have sufficient cash flow. Our board of directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. We expect to have little, if any, cash flow from operations available for cash distributions until we have executed our value-add strategy for a substantial portion of our investments. It is therefore likely that, at least during the early stages of our development, and from time to time during our operational stage, our board will declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from this offering, the proceeds from the issuance of securities in the future or proceeds from borrowings or asset sales to pay distributions. We may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings or from advances from our advisor or sponsor or from our advisor’s deferral of its asset management fee. If we fund cash distributions from borrowings, sales of assets or the net proceeds from this offering, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall

(Back to Index)

return may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.
The value of a share of our common stock has been diluted as a result of our payment of stock distributions and will be further diluted if we make additional stock distributions.

As of March 25, 2016, we have issued five stock distributions to our stockholders of record as of the close of business on June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015. Such stock distributions were in the amount of 0.00625, 0.01, 0.00833333, 0.05 and 0.05 shares, respectively, of our common stock for every share held of record on such date. We may pay additional stock distributions in the future. We seek to purchase assets that may have limited operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not currently intend to change the per share public offering price of our shares. Therefore, investors who purchase our shares early in this offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.
Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and your overall return may be reduced.

We will be exposed to inflation risk with respect to income from any long-term leases on real property and from related real estate debt investments as these may constitute a source of our cash flows from operations. High inflation may in the future tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.
Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, partnership, limited liability company, joint venture, trust, employment benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity.
We may change our targeted investments, our policies and our operations without stockholder consent.
We expect to invest in multifamily rental properties, which includes student housing and senior residential, condominiums and debt or securities secured by multifamily rental properties, but we may also invest a relatively small portion of our proceeds in other real estate asset classes throughout the United States. Also, except as described in this prospectus, we are not restricted as to the following:

•	where we may acquire real estate investments in the United States;

•
the percentage of our proceeds that may be invested in properties as compared with the percentage of our portfolio that we may invest in real estate-related debt investments or mortgage loans, each of which may be leveraged and will have differing risks and profit potential; or

(Back to Index)

•
the percentage of our portfolio that may be invested in any one real estate investment (the greater the percentage of our subscription proceeds invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable).

Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to you.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.
Investing in mezzanine debt, B-Notes or other subordinated debt involves greater risks of loss than senior loans secured by the same properties.
We may invest in mezzanine debt, B-Notes and other subordinated debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments, because in the event of default and foreclosure, holders of senior liens will be paid in full before subordinated investors and, depending on the value of the underlying collateral, there may not be sufficient assets to pay all or any part of amounts owed to subordinated investors. Moreover, mezzanine debt, B-Notes and other subordinate debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired.
We may experience adverse business developments or conditions similar to those affecting certain programs sponsored by our sponsor, which could limit our ability to make distributions and decrease the value of your investment.
Certain programs sponsored by our sponsor or its affiliates have experienced lower than originally expected cash flows from operations. The recession that occurred during 2008 through 2011 made it significantly more difficult for multifamily property owners, including the multifamily real estate funds sponsored by our sponsor or its affiliates, to increase rental rates to planned levels and maintain occupancy rates during periods of unprecedented nationwide job losses. For 2004 and 2007, Resource Real Estate Investors, L.P. had negative cash flow from operations of $111,874 and $206,885, respectively. During 2005, 2007, and 2008, Resource Real Estate Investors, L.P. utilized $270,410, $541,776, and $148,246, respectively, from reserves to supplement cash flow from operations. For 2006 and 2007, Resource Real Estate Investors II, L.P. had negative cash flow from operations of $680,056 and $42,097, respectively. During 2006, 2007 and 2008, Resource Real Estate Investors II, L.P. utilized $916,459, $250,706 and $207,219, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors III, L.P., cash flow deficiencies occurred at one of the fund properties due to third-party property management issues and the delay in receiving tax refunds from tax appeals on two fund properties located in Texas during 2007 and 2008. During 2007 and 2008, Resource Real Estate Investors III, L.P. utilized $723,343 and $157,192, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors IV, L.P., cash flow deficiencies occurred at some of the fund properties during 2008 and 2009. During 2008 and 2009, Resource Real Estate Investors IV, L.P. utilized $11,370 and $164,627, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors V, L.P., cash flow deficiencies have occurred at some of the properties in the fund due to third party property management issues. For Resource Real Estate Investors 6, L.P., cash flow deficiencies occurred during 2008 through 2011 due to a drop in occupancy at one of the fund properties due to sizable layoffs at a large employer located across the street from that property. Cash flow deficiencies are expected to continue in that fund also due to the restructuring of subordinated debt investments held by the fund that were in default. During 2008 through 2011, Resource Real Estate Investors 6, L.P. utilized $272,241, $1,996,000, $634,752 and $513,627, respectively, from reserves to supplement cash flow from operations. During 2009 through 2011, Resource Real Estate Investors 7, L.P. utilized $237,731, $545,099, and $257,025, respectively, from reserves to supplement cash flow from operations. Unforeseen circumstances have caused different programs to experience temporary cash flow deficiencies at various times. Similarly, unforeseen adverse business conditions may affect us and, as a result, your overall return may be reduced.

(Back to Index)

Risks Related to Conflicts of Interest
Because we rely on affiliates of Resource Real Estate for the provision of advisory and property management, if Resource Real Estate is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.
Resource Real Estate, through one or more of its subsidiaries, owns and controls our Advisor and our Manager. The operations of our Advisor and our Manager rely substantially on Resource Real Estate. In the event that Resource Real Estate becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us. Further, given the non-solicitation agreement we have with our advisor, it would be difficult for us to utilize any current employees that provide services to us.
Our Advisor and its affiliates, including all of our executive officers, some of our directors and other key real estate professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor and other affiliated Resource Real Estate entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the management agreement;

•	offerings of equity by us, which entitle Resource Securities, Inc. to dealer manager fees and will likely entitle our Advisor to increased acquisition and asset management fees;

•
acquisitions of properties and investments in loans, which entitle our Advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from other Resource Real Estate-sponsored programs, might entitle affiliates of our Advisor to disposition fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset management fees payable to our Advisor;

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to the issuance of shares of our common stock through the conversion of our convertible stock; and

•
whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to disposition fees and to the issuance of shares of our common stock through the conversion of our convertible stock and terminate the asset management fee.

The fees our Advisor receives in connection with the acquisition and management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.
Our Advisor will face conflicts of interest relating to the acquisition of assets and such conflicts may not be resolved in our favor, which could limit our ability to make distributions and reduce your overall investment return.
We rely on our sponsor and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. The executive officers and several of the other key real estate professionals at our Advisor are also the key real estate professionals at the advisors to other Resource Real Estate-sponsored programs and joint ventures. As such, Resource Real Estate-sponsored programs and joint ventures rely on many of the same real estate professionals as will future programs. Many investment opportunities that are suitable for us may also be suitable for other Resource Real Estate programs and joint ventures. When these real estate professionals direct an investment opportunity to any Resource Real Estate-sponsored program or joint venture, they, in their sole discretion, will offer the opportunity to the program or joint venture for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or joint venture. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless our Advisor has recommended the investment to us. Thus, the real estate professionals of our Advisor could direct attractive investment opportunities to other entities. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to you.

(Back to Index)

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by our conflicts committee, we may enter into joint venture agreements with other Resource Real Estate-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the advisors to the other Resource Real Estate-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Resource Real Estate program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Resource Real Estate-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Resource Real Estate-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Resource Real Estate-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus be either to our and your benefit or detriment.
Our Advisor, the real estate professionals assembled by our Advisor, their affiliates and our officers face competing demands relating to their time, and this may cause our operations and your investment to suffer.
We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in other Resource Real Estate programs and engage in other business activities. As a result of their interests in other Resource Real Estate programs and the fact that they have engaged in and they will continue to engage in other business activities, they face conflicts of interest in allocating their time among us, our Advisor and other Resource Real Estate-sponsored programs and other business activities in which they are involved. Should our Advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.
Our executive officers and some of our directors face conflicts of interest related to their positions in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to you.
Our executive officers and some of our directors are also executive officers, directors, managers and key professionals of our Advisor and other affiliated Resource Real Estate entities. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
Our Advisor may assign its obligations under the advisory agreement to its affiliates, who may not have the same expertise or provide the same level of service as our advisor.
Under the advisory agreement, our Advisor may assign its responsibilities under the agreement to any of its affiliates with the approval of the conflicts committee. If there is such an assignment or transfer, the assignee may not have comparable operational expertise, have sufficient personnel, or manage our company as well as our advisor.
Risks Related to This Offering and Our Corporate Structure
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and

(Back to Index)

terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price to holders of our common stock. A majority of our conflicts committee must approve any issuance of preferred stock.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our operating partnership will not be required to register as an investment company. With respect to the 40% test, most of the entities through which we and our operating partnership will own our assets will be majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our operating partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our operating partnership, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
If any of the subsidiaries of our operating partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our operating partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(a)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT

(Back to Index)

qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
You may not be able to sell your shares under our share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.
Our board of directors has approved the share redemption program, but may amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval.  Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.
In addition, our share redemption program contains other restrictions and limitations.  We expect to redeem shares on a quarterly basis. Shares will be redeemed pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; next, to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests.
You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder or for other exigent circumstances, and that if a stockholder is redeeming all of his or her shares the board of directors may waive the one-year holding requirement with respect to shares purchased pursuant to the distribution reinvestment plan. We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).
Other than redemptions following the death, qualifying disability or confinement to a long-term care facility of a stockholder, the purchase price for such shares we repurchase under our redemption program will be as follows.
Prior to the time we establish a net asset value (“NAV”) per share of our common stock, the price at which we will redeem the shares is as follows:

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
After we establish an NAV per share of our common stock, the price at which we will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent applicable NAV per share as of the applicable redemption date;

(Back to Index)

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent applicable NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent applicable NAV per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent applicable NAV per share as of the applicable redemption date.
Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.
Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares, and (c) whether the redemptions are sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility. The maximum price that may be paid under the program is $10.00 per share, which is the offering price of shares of common stock in the primary portion of our initial public offering (ignoring purchase price discounts for certain categories of purchasers). Although this purchase price represents the most recent price at which most investors were willing to purchase shares in our primary offering, this value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.
Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,050,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, 50,000 shares are designated as convertible stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After you purchase shares in this offering, our board may elect to (1) sell additional equity securities in future public or private offerings; (2) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of our advisor or property manager; (3) issue shares to our Advisor, its successors or assigns, in payment of an outstanding obligation or as consideration in a related-party transaction; (4) issue shares of common stock upon the conversion of our convertible stock; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional equity interests after you purchase shares in this offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in any offering under this prospectus, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.
Payment of substantial fees and expenses to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.
Resource Real Estate Opportunity Advisor II and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which result in immediate dilution to the value of your investment and reduce the amount of cash available for investment or distribution to stockholders.
We also pay significant fees to our Advisor and its affiliates during our operational stage. Those fees include property management and debt servicing fees, asset management fees and obligations to reimburse our advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.
We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to our Advisor upon our investors receiving an agreed upon return on their investment is structured in the form of convertible stock. Our Advisor has exchanged 5,000 shares of our common stock for 50,000 shares of our convertible stock. Under limited circumstances, these shares may be converted into shares of our common stock satisfying our obligation to pay our advisor an

(Back to Index)

incentive fee and diluting our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”
Upon a Triggering Event, our convertible stock will, unless our advisory agreement with our advisor has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:
(A) 15% of the amount, if any, by which

▪
(1) the value of the company as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds

▪
(2) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
However, if our advisory agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our advisor.  As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.
Our Advisor can influence whether our common stock is listed for trading on a national securities exchange.  Accordingly, our advisor can influence the conversion of the convertible stock issued to it and the resulting dilution of other stockholders’ interests.
These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in this offering. Substantial consideration paid to our Advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.
If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment.
Our board of directors could opt into certain provisions of the Maryland General Corporation Law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to

(Back to Index)

accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Because Maryland law permits our board to adopt certain anti-takeover measures without stockholder approval, investors may be less likely to receive a “control premium” for their shares.
In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

•	stagger our board of directors into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	provide that only the board can fix the size of the board;

•	provide that all vacancies on the board, however created, may be filled only by the affirmative vote of a majority of the remaining directors in office; and

•	require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.
Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Exchange Act, and has at least three independent directors. Our charter does not prohibit our board from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.
If we internalize our management functions, we could incur significant costs associated with being self-managed and may not be able to retain or replace key personnel; and we may have increased exposure to litigation as a result of internalizing our management functions.
We may internalize management functions provided by our Advisor, our Manager and their respective affiliates by acquiring assets and personnel from our advisor, our property manager or their affiliates. In the event we were to acquire our advisor or our property manager, we cannot be sure of the terms relating to any such acquisition.
If we internalize, we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor and to our Manager under their respective agreements; however, our direct expenses would increase due to the inclusion of general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor, our property manager or their affiliates. We cannot reasonably estimate the amount of fees to our advisor, property manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our property manager and their affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities, potentially decreasing the amount of funds available for distribution.
Additionally, if we internalize our management functions, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Also, there can be no assurances that we will be successful in retaining key personnel at our advisor or property manager in the event of an internalization transaction. In addition, we could have difficulty integrating the functions currently performed by our advisor, our property manager and their affiliates. Currently, the officers and employees of our Advisor, our Manager, and their affiliates perform asset management, property management, and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and/or experiencing deficiencies in our disclosures controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our properties and overseeing other real estate-related assets.
In addition, in recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

(Back to Index)

Risks Related to Investments in Real Estate
Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
The properties we acquire and their performance are subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition;

•	adverse local conditions, such as oversupply or reduction in demand and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in governmental regulations, including those involving tax, real estate usage, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our results of operations, reduce the cash available for distributions and the return on your investment.
We are subject to the risks associated with acquiring discounted real estate assets.
We are subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets may limit the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which in turn, may weaken your return on investment.
Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of such assets highly unpredictable. The fluctuation in market conditions make judging the future performance of such assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that such assets may continue to decline in value.
Residents of multifamily rental properties or tenants of other property classes we intend to acquire as discounted real estate assets who have experienced personal financial problems or a downturn in their business may delay enforcement of our rights, and we may incur substantial costs attempting to protect our investment.
The discounted real estate assets may involve investments in commercial leases with residents or tenants who have experienced a downturn in their residential or business leases and with residents or tenants who have experienced difficulties with their personal financial situations such as a job loss, bankruptcy or bad credit rating, resulting in their failure to make timely rental payments or their default under their leases or debt instruments. In the event of any default by residents or tenants at our properties, we may experience delays in enforcing our rights and may incur substantial costs attempting to protect our investment.
The bankruptcy or insolvency of any resident or tenant also may adversely affect the income produced by our properties. If any resident or tenant becomes a debtor in a case under the U.S. Bankruptcy Code, our actions may be restricted by the bankruptcy court and our financial condition and results of operations could be adversely affected.
The operating costs of our properties will not necessarily decrease if our income decreases.
Certain expenses associated with ownership and operation of a property may be intentionally increased to enhance the short- and long-term success of the property in the form of capital gain and current income, such as:

(Back to Index)

•	increased staffing levels;

•	enhanced technology applications; and

•	increased marketing efforts.
Certain expenses associated with the ownership and operation of a property are not necessarily reduced by events that adversely affect the income from the property, such as:

•	real estate taxes;

•	insurance costs; and

•	maintenance costs.
For example, if the leased property loses tenants or rents are reduced, then those costs described in the preceding sentence are not necessarily reduced. As a result, our cost of owning and operating leased properties may, in the future, exceed the income the property generates even though the property’s income exceeded its costs at the time it was acquired. This would decrease the amount of cash available to us to distribute to you and could negatively affect your return on investment.
We will be subject to the risks associated with acquiring bank-owned properties, commonly referred to as REO (“real estate owned” by a bank after foreclosure).
We will be subject to the risks generally incident to the acquisition and ownership of REO. An investment in REO assets may be riskier than traditional real estate transactions. For example, such additional risks may include:

•
REO assets often will require certain additional planned capital expenditures to repair and maintain the property in order to prepare the property for sale, due to the previous owners’ inadequate maintenance of the property;

•
REO assets may result in the purchaser discovering additional latent defects with the property requiring additional unplanned expenditures not initially budgeted for as part of the redevelopment and repositioning capital expenditures; and

•
the timing and closing of an REO acquisition may be delayed and we may incur additional costs because of the bank’s lack of adequate staff assigned to the bank’s REO portfolio or the deliberate process of following the bank’s specific rules and requirements for obtaining its approval prior to closing the transaction.

The risks associated with REO may adversely affect our results of operations, reduce the cash available for distributions and the return on your investment.
We will compete with third parties in acquiring, managing and selling properties and other investments, which could reduce our profitability and the return on your investment.
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We will compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and sell real estate and real estate-related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.
Competition with these entities may result in the following:

•	greater demand for the acquisition of real estate and real estate-related assets, which results in increased prices we must pay for our real estate and real estate-related assets;

•	delayed investment of our capital;

•	decreased availability of financing to us; or

•	reductions in the size or desirability of the potential tenant base for one or more properties that we lease.
If such events occur, you may experience a lower return on your investment.

(Back to Index)

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.
We may enter into joint ventures to acquire properties and other assets. We may also purchase and renovate properties in joint ventures or in partnerships, co‑tenancies or other co‑ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co‑venturer, co‑tenant or partner in an investment could become insolvent or bankrupt;

•	that such co‑venturer, co‑tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co‑venturer, co‑tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•
that such co-venturer, co-tenant or partner may grant us a right of first refusal or buy/sell right to buy out such co-venturer or partner, and that we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and therefore your return on investment.
Properties that have significant vacancies, especially discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties.
A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. Further, our potential investments in underperforming multifamily rental properties or other types of discounted properties may have significant vacancies at the time of acquisition. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues resulting in less cash available for distributions. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce your return on investment.
We may have difficulty re-leasing underperforming or discounted properties because of the location or reputation of the property.
The nature of discounted real estate assets carries the risk that the properties underlying certain real estate investments may be located in areas of slow, stagnant, or declining economic growth. Such areas may experience high levels of crime and unemployment. In addition to the risks these conditions impose on the current tenants and owners of properties underlying the real estate investments, these conditions may harm the reputation of the property making it difficult to attract future more productive tenants and owners to the areas where the properties are located. The inability to re-lease or re-sell property abandoned, foreclosed upon, or purchased in these areas may result in an unproductive use of our resources and could negatively affect our performance and your return on investment.
Because we rely on our Manager, its affiliates and third parties to manage the day-to-day affairs of any properties we acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.
We depend upon the performance of our property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as free rent and resident amenities, to compete for residents. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should our Manager, its affiliates or third parties fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

(Back to Index)

If we are unable to sell a property for the price, on the terms, or within the time frame we desire, it could limit our ability to pay cash distributions to you.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms, or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to you and could reduce the value of your investment.
Government entities, community associations and contractors may cause unforeseen delays and increase costs to redevelop and reposition underperforming properties that we may acquire, which may reduce our net income and cash available for distributions to you.
We may seek to or be required to incur substantial capital obligations to redevelop or reposition existing properties that we acquire at a discount as a result of neglect of the previous owners or tenants of the properties and to sell the properties. Our advisor and its key real estate professionals will do their best to acquire properties that do not require excessive redevelopment or modifications and that do not contain hidden defects or problems. There could, however, be unknown and excessive costs, expenses and delays associated with a discounted property’s redevelopment, repositioning or interior and exterior upgrades. We will be subject to risks relating to the uncertainties associated with rezoning for redevelopment and other concerns of governmental entities, community associations and our construction manager’s ability to control costs and to build in conformity with plans and the established timeframe. We will pay a construction management fee to a construction manager, which may be our Manager or its affiliates, if new capital improvements are required.
If we are unable to increase rental rates or sell the redeveloped property at a price consistent with our underwritten projections due to local market or economic conditions to offset the cost of the redevelopment or repositioning the property, the return on your investment may suffer. To the extent we acquire discounted properties in major metropolitan areas where the local government has imposed rent controls, we may be prohibited from increasing the rental rates to a level sufficient to cover the particular property’s redevelopment costs and expenses.
Costs of responding to both known and previously undetected environmental contamination and hazardous conditions may decrease our cash flows and limit our ability to make distributions.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.
Some of these laws and regulations may impose joint and several liability on the tenants, current or previous owners or operators of real property for the costs to investigate or remediate contaminated properties, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
Environmental laws also may impose liens on a property or restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances.

(Back to Index)

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.
Properties acquired by us may have toxic mold that could result in substantial liabilities to us.

Litigation and concern about indoor exposure to certain types of toxic molds has been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. It is impossible to eliminate all mold and mold spores in the indoor environment. There can be no assurance that the properties acquired by us will not contain toxic mold. The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons and the risk that the cost to remediate toxic mold will exceed the value of the property. There is a risk that we may acquire properties that contain toxic mold and such properties may negatively affect our performance and your return on investment.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on your investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions.
Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act, the Fair Housing Act and other tax credit programs may adversely affect cash available for distributions.
Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended.  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We cannot assure you that we will be able to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party to ensure compliance with such laws. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.
The multifamily rental properties we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our apartment communities where such removal is readily achievable.  The Disabilities Act does not, however, consider residential properties, such as multifamily rental properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.
We also must comply with the Fair Housing Amendment Act of 1988 (“FHAA”), which requires that multifamily rental properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors.  Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily rental properties for compliance with the requirements of the FHAA and the Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily rental properties to ensure compliance with these requirements.  Noncompliance with the FHAA and the Disabilities Act could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

(Back to Index)

Certain of our properties may be subject to the low income housing tax credits, historic preservation tax credits or other similar tax credit rules at the federal, state or municipal level. The application of these tax credit rules is extremely complicated and noncompliance with these rules may have adverse consequences for us. Noncompliance with applicable tax regulations may result in the loss of future or other tax credits and the fractional recapture of these tax credits already taken. Accordingly, noncompliance with these tax credit rules and related restrictions may adversely affect our ability to distribute any cash to our investors.
Our properties may be dispersed geographically and across various markets and sectors.
We may acquire and operate properties in different locations throughout the United States and in different markets and sectors. The success of our properties will depend largely on our ability to hire various managers and service providers in each area, market and sector where the properties are located or situated. It may be more challenging to manage a diverse portfolio. Failure to meet such challenges could reduce the value of your investment.
Because of the concentration of a significant portion of our assets in certain geographic markets, any adverse economic, real estate or business conditions in these markets could affect our operating results and our ability to make distributions to our stockholders

As of December 31, 2015, our real estate investments in the Dallas-Fort Worth area of Texas and Atlanta, Georgia represented approximately 20.1% and 18.6%, respectively, of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Dallas-Fort Worth and Atlanta real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Newly constructed and existing multifamily rental properties or other properties that compete with any properties we may acquire in any particular location could adversely affect the operating results of our properties and our cash available for distribution.
We may acquire properties in locations that experience increases in construction of multifamily rental or other properties that compete with our properties. This increased competition and construction could:

•	make it more difficult for us to find residents to lease units in our apartment communities;

•	force us to lower our rental prices in order to lease units in our apartment communities; or

•	substantially reduce our revenues and cash available for distribution.
Our efforts to upgrade multifamily rental properties to increase occupancy and raise rental rates through redevelopment and repositioning may fail, which may reduce our net income and the cash available for distributions to you.
The success of our ability to upgrade any multifamily rental properties that we may acquire and realize capital gains and current income for you on these investments materially depends upon the status of the economy where the multifamily rental property is located. Our revenues will be lower if the rental market cannot bear the higher rental rate that accompanies the upgraded multifamily rental property due to job losses or other economic hardships. Should the local market be unable to support a higher rental rate for a multifamily rental property that we upgraded, we may not realize the premium rental we had assumed by a given upgrade and we may realize reduced rental income or a reduced gain or even loss upon the sale of the property. These events could cause us to reduce the cash available for distributions.
Repositioning risks could affect our profitability.
A component of our strategy is to renovate and reposition multifamily communities in order to effect long-term growth. Our renovation and repositioning activities generally entail certain risks, including the following:

•
funds may be expended and management’s time devoted to projects that may not be completed due to a variety of factors, including without limitation, the inability to obtain necessary governmental approvals;

•
construction costs of a renovation or repositioning project may exceed original estimates, possibly making the project economically unfeasible or the economic return on a repositioned property less than anticipated;

•	increased material and labor costs, problems with subcontractors, or other costs due to errors and omissions which occur in the renovation process;

(Back to Index)

•	projects may be delayed due to required governmental approvals, adverse weather conditions, labor shortages or other unforeseen complications;

•	occupancy rates and rents at a repositioned property may be less than anticipated; and

•	the operating expenses at a repositioned property may be higher than anticipated.
These risks may reduce the funds available for distribution to our stockholders. Further, the renovation and repositioning of properties is also subject to the general risks associated with real estate investments.
A concentration of our investments in any one property sector may leave our profitability vulnerable to a downturn or slowdown in such sector.
We expect a majority of our investments to be in the multifamily sector.  Vacancy rates in multifamily rental properties and other commercial real estate properties may be related to jobless rates. As a result, we will be subject to risks inherent in investments in a single type of property.  If our investments are substantially in any one property sector, then the potential effects on our revenues, and as a result, on cash available for distribution, resulting from increased jobless rates as well as a general downturn or slowdown in such property sector could be more pronounced than if we had more fully diversified our investments.
Increased competition and the increased affordability of single-family and multifamily homes and condominiums for sale or rent could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily rental property that we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family and multifamily homes and condominiums. Due to the current economic conditions, competitive housing in a particular area and the increasing affordability of single-family and multifamily homes and condominiums to buy caused by relatively low mortgage interest rates and generous federal and state government programs to promote home ownership could adversely affect our ability to fully occupy any multifamily rental properties we may acquire. Further, single-family homes and condominiums available for rent could also adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
Short-term multifamily leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions.
We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term or earlier in certain situations, such as when a resident loses his/her job, without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
If we acquire student housing properties, these properties would be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.
Similar to multifamily rental properties, if we acquire student housing, we expect to generally lease such properties under short-term, 12-month leases, and in certain cases, under nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. Student housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.
Changes in university admission policies or overall student enrollment levels could also adversely affect the investment return on student housing properties. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. We will also be required to form relationships directly or through third parties with colleges and universities for referrals of prospective student-residents or for mailing lists of prospective student-residents and their parents. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of our on-campus properties.
If we acquire student housing properties, we may face significant competition from university-owned on-campus student housing, from other off-campus student housing properties and from traditional multifamily housing located within close proximity to universities.

(Back to Index)

On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us and other private sector operators. Competition from university-owned on-campus housing could adversely affect the performance of any student housing properties we may acquire.
If we invest in senior residential properties, we may incur liability for failing to comply with the FHAA and the Housing for Older Persons Act or certain state regulations.
Any senior residential properties we acquire will be required to qualify as housing for older persons and will be required to comply with the appropriate federal and state laws governing age and owner occupancy. Noncompliance with the FHAA and the Housing for Older Persons Act and certain state registration requirements could result in fines, awards of damages to private litigants, payment of attorneys’ fees and other substantial costs of remediation.
The condominium industry is subject to extensive regulation and other unique risks.
We may invest in condominium properties to convert the condominiums into multifamily rental units or market and sell the condominium units at discounted prices. These activities are subject to extensive laws and regulations of local, state and federal governments. These laws and regulations vary by municipality and state and their requirements can be burdensome and costly.
Further, condominium associations often serve as mini-governments in the form and manner by which they govern the activities and services impacting the residents of the condominium building. Our lack of control over any condominium association, where we own the building, could raise additional risks of undue delay or unexpected costs to sell the discounted condominium units or convert them into multifamily rental units. In addition, condominium buildings and their associations may also be subject to litigation from contractors, other condominium owners or other third parties and may be subject to other unknown liabilities not readily discoverable upon initial due diligence.
Changing market conditions, especially in the greater metropolitan areas may adversely impact our ability to sell condominium units at expected prices, or at all, which could hinder our results of operations and reduce our net income.
If we acquire a condominium building for conversion or to sell units at a discount, there could be a significant amount of time before we can redevelop or reposition the condominium units available for conversion or sale. The market value of a condominium unit being redeveloped or repositioned can vary significantly during this time due to changing market conditions. If we acquire condominiums or attempt to convert multifamily or hotel properties into condominiums, lower prices of condominium units and sales activities in major metropolitan markets or other markets where these properties may be located could adversely affect our results of operations and net income. Although demand in major metropolitan geographic areas historically has been strong, increased purchase price appreciation may reduce the likelihood of consumers seeking to purchase new residences, which would likely harm our ability to sell units in residential condominium buildings. If the prices of condominium units or sales activity decline in the key markets in which we may operate, our costs may not decline at all or at the same rate and, as a result, our business, results of operations and financial condition would be adversely affected.
Condominium purchasers may be unwilling or unable to purchase condominium units at times when mortgage-financing costs are high or as credit quality declines.
The majority of our potential purchasers for discounted condominium units will finance their purchases through third-party lenders. In general, housing demand is adversely affected by increases in interest rates, demand for increased down payments and by decreases in the availability of mortgage financing as a result of declining customer credit quality or other issues. Further, there are additional constraints on certain government-sponsored entities, such as Fannie Mae and Freddie Mac, for potential condominium purchasers in projects where a substantial number of units remain unsold in a particular condominium project. Even though we closely monitor the mortgage market for prospective buyers for condominium units, if mortgage interest rates increase or the average down payment requirement increases, the ability or willingness of prospective buyers to finance condominium unit purchases may be adversely affected.
If we acquire condominium properties or mixed-use properties that combine hotel, multifamily or condominiums, a fire or other accident could occur in a single unit that causes the entire building to be uninhabitable.
We may experience greater risks in the condominium and mixed-use property investments because there could be a higher likelihood of an accident occurring in a building containing numerous individuals where we do not have the same ability to monitor

(Back to Index)

or review the building as other property classes. A fire or other accident in a single unit could in turn cause the entire building to be uninhabitable. Even if there is insurance on the building, it may not be enough to cover all of the losses as a result of a fire or other accident.
If we acquire office, retail or certain other property types, the loss of anchor tenants for such properties could adversely affect our profitability.
If we acquire office properties or retail properties, we will be subject to the risk that significant tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of space in one of our office or retail properties (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant or the closure of the business of an anchor tenant that leaves its space vacant, even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. In the event of default by an anchor tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
If we acquire retail properties or mixed-use properties with a retail component, our investments may be affected by the economic downturn in the United States, which may continue to have an adverse impact on the retail industry generally. Slow or negative growth in the retail industry may result in defaults by retail tenants, which could have an adverse impact on our results of operations.
The retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn could result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market, which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
Any retail tenants we have will face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.
Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. If retail tenants’ rent payments are based on the amount of sales revenue that they generate, such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
Risks Related to Investments in Real Estate-Related Debt Assets
Our investments in real estate-related debt investments are subject to the risks typically associated with real estate.
Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in other real estate-related debt investments may be similarly affected by real estate property values. Therefore, our real estate-related debt investments will be subject to the risks typically associated with real estate, which are described above under the heading “-Risks Related to Investments in Real Estate.”
If we make or invest in mortgage, mezzanine, bridge or other real estate loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.
If we make or invest in fixed rate, long‑term loans and interest rates rise, the loans could yield a return that is lower than then‑current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable‑rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

(Back to Index)

Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Government action may reduce recoveries on defaulted loans.
Legislative or regulatory initiatives by federal, state or local legislative bodies or administrative agencies, if enacted or adopted, could delay foreclosure, provide new defenses to foreclosure or otherwise impair our ability to foreclose on real estate-related debt investments in default. Various jurisdictions have considered or are currently considering such actions, and the nature or extent of the limitation on foreclosure that may be enacted cannot be predicted. Bankruptcy courts could, if this legislation is enacted, reduce the amount of the principal balance on a mortgage loan that is secured by a lien on the mortgaged property, reduce the interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan.
Property owners filing for bankruptcy may adversely affect us.
The filing of a petition in bankruptcy automatically stops or “stays” any actions to enforce the terms of all debt of the debtor, including a mortgage loan. The length of the stay and the costs associated with it will generally have an adverse impact on our profitability. Further, the bankruptcy court may take other actions that prevent us from foreclosing on the property. Any bankruptcy proceeding will, at a minimum, delay us in achieving our investment objectives and may adversely affect our profitability.
The B‑Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B‑Notes. A B‑Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A‑Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B‑Note holders after payment to the A‑Note holders. Since each transaction is privately negotiated, B‑Notes can vary in their structural characteristics and risks. For example, the rights of holders of B‑Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B‑Note investment. Further, B‑Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
Our potential ownership of a B-Note with controlling class rights may, if the financing fails to perform according to its terms, cause us to pursue remedies, which may include foreclosure on, or modification of, the note. In some cases, however, the owner of the A-Note may be able to foreclose or modify the note against our wishes as owner of the B-Note. As a result, our economic and business interests may diverge from the interests of the owner of the A-Note. In this regard, B-Notes share certain credit characteristics with second mortgages, because both are subject to greater credit risk with respect to the underlying mortgage collateral than the first mortgage or A-Note.
Investment in non‑conforming and non‑investment-grade loans may involve increased risk of loss.
Loans we may acquire may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non‑investment grade. Non‑investment-grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.
Our investments in subordinated loans may be subject to losses.
We may acquire subordinated loans. In the event a borrower defaults on a subordinated loan and lacks sufficient capacity to cure the default, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability

(Back to Index)

to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
To the extent that we make investments in real estate-related securities, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and certain of the other loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.

Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments. In addition, for non-performing loans, often there is greater uncertainty that the face amount of the note will be paid in full.
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment, or lease-up of such property. With respect to a loan, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments.
Delays in restructuring or liquidating non‑performing real estate securities could reduce the return on our stockholders’ investment.
Real estate securities may become non‑performing after acquisition for a wide variety of reasons. Such non‑performing real estate investments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write‑down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.
We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.
The success of our real estate-related debt investments such as loans and debt and derivative securities will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of our stockholders’ investment.
Prepayments can adversely affect the yields on our investments.
Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot

(Back to Index)

be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.
Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Subject to certain REIT asset and income tests, we may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s intrinsic value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non‑controlling equity investments in other public companies to exceed 10% of the proceeds of this offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related debt investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest or distribution payments to us.
Some of our portfolio investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our portfolio investments will be in the form of securities that are recorded at fair value but have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, because they may fluctuate over short periods of time, and because they may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be lower than perceived at the time of your investment if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by Moody's Investors Service, Fitch Ratings or Standard & Poor's. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
Risks Associated with Debt Financing
We have incurred, and may continue to incur, mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.
We have incurred mortgage indebtedness and we may obtain additional lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we

(Back to Index)

may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give you no assurance that we will be able to obtain such borrowings on satisfactory terms.
If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and you could lose all or part of your investment.
High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long term through a variety of means, including credit facilities, issuance of commercial mortgage-backed securities, and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long‑term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long‑term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations, as well as for future business opportunities.
Disruptions in the financial and real estate markets could adversely affect the multifamily property sector’s ability to obtain financing from Fannie Mae and Freddie Mac, which could adversely impact us.
Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Until recently, Fannie Mae and Freddie Mac had reported substantial losses and required significant amounts of additional capital. These losses coupled with the credit market’s poor perception of Fannie Mae and Freddie Mac, add to the considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption that begin in 2007, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Despite additional funding for both government-sponsored entities, the U.S. government has stated that it remains committed to reducing their portfolios. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. If new U.S. government legislation or regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce

(Back to Index)

the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets as well as dispose of our multifamily assets upon our liquidation.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Resource Real Estate Opportunity Advisor II as our advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.
Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. Increases in interest rates may increase our interest costs, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might have to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of your investment.
Our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code.
If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.
We expect to operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT

(Back to Index)

requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

Our investments in debt instruments may cause us to recognize taxable income for which cash has not been received.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
As a result of these factors, there is a risk that we may recognize taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this taxable income for which cash has not been received is recognized.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

(Back to Index)

From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.
We may be deemed to be, or we may make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would generally be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions or other financing arrangements.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension-held REIT,” (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual interests in any real estate mortgage investment conduits (“REMICs”), we acquire (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of you to increased taxation.
We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

(Back to Index)

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to you, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business where such sales do not qualify for a safe harbor under the Internal Revenue Code. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the necessary income or asset tests.

(Back to Index)

Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) to manage risk with respect to prior hedging transactions described in (i) and/or (ii) above, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Ownership limitations may restrict change of control or business combination opportunities in which you might receive a premium for your shares.
In order for us to qualify as a REIT for each taxable year after 2016, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and certain other entities including private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure you that we will be able to comply with the 25% (or 20%, as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. See “Federal Income Tax Considerations-Taxation of Resource Apartment REIT III-Income Tests.” Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

(Back to Index)

Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.
The Department of Labor has issued proposed regulations that would revise the definition of an ERISA fiduciary, and these regulations, if finalized in their current form, could have a significant effect on an investment in our shares.
The Department of Labor has recently proposed to amend the regulation defining a fiduciary under ERISA. The proposed amendment would broaden the definition of fiduciary and make a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans and IRAs. The proposed changes, if finalized, could have a significant effect

(Back to Index)

on investments in our shares by such investors. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2015, we owned 10 multifamily properties encompassing approximately 2.5 million rentable square feet and 2,588 units. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2015:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit (3)	Mortgage Debt Secured by Property
Adair off Addison	Dallas, TX	152	6/4/2014	$9,500,000	1980	856	82.89%	$990	$7,650,000
Overton Trails Apartment Homes	Fort Worth, TX	360	12/19/2014	47,000,000	1999	952	85.00%	1,361	31,075,000
Uptown Buckhead	Atlanta, GA	216	3/30/2015	32,500,000	1,989	739	86.57%	1,201	20,200,000
Crosstown at Chapel Hill	Chapel Hill, NC	411	5/19/2015	46,750,000	1990/1996	1,005	89.29%	883	32,000,000
Mayfair Chateau	Homewood, AL	274	8/21/2015	30,050,000	1968/1972	1,051	87.23%	1,124	21,342,027
Adair off Addison Apartment Homes	Dallas, TX	200	8/27/2015	21,250,000	1,979	1,098	91.00%	1,060	17,850,000
Spalding Crossing	Atlanta, GA	252	9/24/2015	41,000,000	1,995	989	92.46%	1,253	24,600,000
Montclair Terrace	Portland, OR	188	10/29/2015	32,750,000	1,968	918	98.40%	803	—
Grand Reserve	Naperville, IL	319	12/18/2015	66,700,000	1997	1,024	93.40%	1,441	—
Canterwood	Boulder, CO	216	12/18/2015	66,200,000	1991	850	94.90%	1,565	—

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2015 divided by the total number of residential units

(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2015, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

(Back to Index)

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
Stockholder Information
As of March 25, 2016, we had 57,289,041 shares of common stock outstanding held by a total of 3,123 stockholders.
Estimated Value Per Share
On March 29, 2016, our board of directors approved an estimated value per share of the Company’s common stock of $9.01 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2015. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2015. Duff & Phelps held discussions with senior management of our Advisor, and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 10 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by the our management, before calculating a range of estimated values based on the number of outstanding shares of the our common stock as of December 31, 2015. The valuation report Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.
Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.65 to $9.40, with an approximate midpoint value of $9.01per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $9.01 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.01 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

(Back to Index)

The following table summarizes the material components of the December 31, 2015 net asset value (in thousands, except per share amounts):

	Net Asset Value as of 12/31/2015	Net Asset Value as of 12/31/2015 (per share)
Investments	$444,800,000	$8.44
Cash	180,826,410	3.43
Other Assets	14,154,494	0.27
Mortgage Notes Payable and Credit Facilities	(154,970,784)	(2.94)
Other Liabilities	(10,080,408)	(0.19)
Net asset value	$474,729,712	$9.01
As with any valuation, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) the high concentration of our total assets in real estate, and (ii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of the our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what deems to be appropriate valuation and appraisal methodologies and assumptions and a process that is in accordance with the IPA Valuation Guidelines. The following is a summary of the valuation and appraisal methodologies used to calculate the estimated value per share:
Real Estate
Independent Valuation Firm
Duff & Phelps was recommended by the Advisor, and approved by the conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company or the Advisor. We, the Advisor or their affiliates have not engaged Duff & Phelps for any other services during the two years prior to the date of this filing, except that Resource Real Estate Opportunity REIT, Inc., a non-traded REIT sponsored by our sponsor, engaged Duff & Phelps to perform similar valuation services in January 2015 and December 2015. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.
The compensation Duff & Phelps received for its appraisal of our real estate properties was based on the scope of work and was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of us, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of the appraisal. The appraisal was performed in accordance with the Code of Ethics & Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Valuation Report was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Valuation Report, Duff & Phelps did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

(Back to Index)

Duff & Phelps collected all reasonably available material information that it deemed relevant in estimating the market value of our real estate properties and other investments. In conducting its investigations and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or the Advisor for reasonableness, each assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. Duff & Phelps relied on management or the Advisor to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analysis of our real estate properties and other investments, Duff & Phelps made numerous other assumptions as of various points in time. The Valuation Report, including the analyses, opinions and conclusions set forth in such report, are qualified by the assumptions, qualifications and limitations set forth in the Valuation Report.
Real Estate Valuation
Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2015, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the discounted cash flow analyses for our properties. The sales comparison approach was utilized as a secondary approach to value. The discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for all 10 of our properties as they were either recently acquired and either not yet stabilized or are currently undergoing renovations. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2015.
The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our 10 properties:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	4.75% to 6.25%	5.46%
Discount Rate	6.25% to 7.75%	6.87%
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2015, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.
The total appraised value of our real estate properties using the appraisal methodologies described above was $444.8 million, compared to an aggregate purchase price, adjusted for related capital expenditures through December 31, 2015 of $403.1 million.
The table below illustrates the impact on the estimated value per share if the overall capitalization rates, terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the overall capitalization rates, terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%.

(Back to Index)

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	N/A	N/A	N/A	N/A
Terminal Capitalization Rate	$8.68	$9.44	$8.65	$9.47
Discount Rate	$8.98	$9.10	$8.96	$9.13
Other Assets and Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2016 customer account statements that will be mailed in April 2016. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of the Company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with the our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 31, 2015 is based on the estimated value of our investments as of December 31, 2015. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2015, including, but not limited to, (i) the issuance of common stock in our primary public offering (ii) the issuance of common stock under the distribution reinvestment plan, (iii) net operating income earned and distributions declared, (iv) the redemption of shares and (v) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of our common stock. Commencing

(Back to Index)

on the next distribution reinvestment plan purchase date, which is on March 31, 2016, participants will acquire shares of our common stock under the plan at a price equal to $8.56 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. If a participant wishes to terminate participation in the distribution reinvestment plan effective for the April 29, 2016 purchase date, participants must notify us in writing of such decision, and we must receive the notice by the close of business on April 15, 2016, which is ten business days prior to the last day of April 2016, as provided under the distribution reinvestment plan.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT II, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

On March 29, 2016, our board of directors approved an estimated value per share of our common stock of $9.01. As a result, the price at which shares will now be redeemed under our share redemption program is as follows:

(1) For those shares held by the redeeming stockholder for at least one year, 92.5% of our estimated value per share, or $8.33;

(2) For those shares held by the redeeming stockholder for at least two years, 95.0% of our estimated share value, or $8.56;

(3) For those shares held by the redeeming stockholder for at least three years, 97.5% of our estimated share value, or $8.78; and

(4) For those shares held by the redeeming stockholder for at least four years, 100% of our estimated share value, or $9.01.

For a stockholder’s shares to be eligible for redemption in April 2016 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us by March 31, 2016.

The complete share redemption program plan document is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 27, 2015 and is available at the SEC’s website at http://www.sec.gov.
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2015 were sold in an offering registered under the Securities Act.
Use of Proceeds of Registered Securities
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We retained Resource Securities, an affiliate of our Advisor, as the dealer manager for our offering. We offered 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $95.0 million, or $9.50 per share. As of December 31, 2015, our Advisor has incurred offering costs on our behalf of approximately $7.1 million We terminated the primary portion of our initial public offering on February 6, 2016. We continue to offer shares to our existing stockholders pursuant to our distribution reinvestment plan.

As of December 31, 2015, a total of 51.5 million shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $513.9 million. From the commencement of our public offering through December 31, 2015, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers.

(Back to Index)

In addition, we reimburse our Advisor and Resource Securities for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$34,543,278
Dealer manager fees	9,004,268
Other organization and offering costs (excluding underwriting compensation)	6,334,087
Total expenses	$49,881,633
From the commencement of our initial public offering through December 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $464.0 million. As of December 31, 2015, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $392.7 million in real estate investments. Of the amount used for the purchase of these investments, approximately $10.7 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities
Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors can amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and prior to the time we established an NAV per share of our common stock, the purchase price for shares redeemed under the redemption program was as follows:

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
The purchase price per share for redemptions sought upon a stockholder’s death or qualifying disability or confinement to a long-term care facility, was equal to the average issue price per share of the stockholder’s shares.
Notwithstanding the foregoing, until we established an NAV per share, shares received as a stock distribution were redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date.
During the three months ended December 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 31, 2015	—	$—	—	(2)
November 30, 2015	—	$—	—	(2)
December 31, 2015	541	$9.80	541	(2)

(1)	All purchases of equity securities by the Company in the three months ended December 31, 2015 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended December 31, 2015.

(Back to Index)

Distribution Information
For the year ended December 31, 2015, we paid aggregate distributions of $14.1 million, including $5.7 million of distributions paid in cash and $8.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for year ended December 31, 2015:

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2015	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In ) Operating Activities - Quarter to Date	Cash Provided By (Used In ) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$413,082	$730,924	$1,144,006	$(1,966,650)	$(1,966,650)	$1,435,235	$0.149589	-/-	$1,144,006/100%
Second Quarter	$1,111,554	$1,686,422	$2,797,976	$(1,093,808)	$(3,060,458)	$4,231,450	$0.151233	-/-	$2,797,976/100%
Third Quarter	$1,724,005	$2,507,445	$4,231,450	$(1,986,117)	$(5,046,575)	$5,905,196	$0.151233	-/-	4,231,439/100%
Fourth Quarter	$2,405,512	$3,499,685	$5,905,197	$(2,693,642)	$(7,740,217)	$2,777,827	$0.152877	-/-	$5,905,107/100%
Total	$5,654,153	$8,424,476	$14,078,629	$(7,740,217)		$14,349,708
We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant.
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
Our net loss for the year ended December 31, 2015 was $22.2 million and net cash used in operating activities was $7.7 million. Our cumulative cash distributions paid and net loss from inception through December 31, 2015 were $14.4 million and $25.9 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Overview
We are a Maryland corporation that intends to invest in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. We intend to acquire (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. If we are only able to raise an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014 and terminated the primary portion of the offering in February 2016. We describe this offering in “Liquidity and Capital Resources,” below.
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of December 31, 2015, we owned 10 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

Year ended December 31, 2015 Compared to the Year ended December 31, 2014
As a result of the timing of our commencement of our public offering and active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenue and expenses to increase in future periods as we acquire additional properties. The following table sets forth the results of our operations:

	Years Ended
	December 31,
	2015	2014
Revenues:
Rental income	$14,660,642	$991,543
Total revenues	14,660,642	991,543

Expenses:
Rental operating	8,234,966	689,325
Acquisition costs	9,136,077	1,588,944
Management fees - related parties	2,435,113	127,496
General and administrative	3,689,380	1,472,181
Loss on disposal of assets	1,680,024	198,840
Depreciation and amortization expense	9,269,620	531,058
Total expenses	34,445,180	4,607.844
Loss before other (income) expense	(19,784,538)	(3,616,301)

Other (income) expense:
Interest income	(128,679)	(8,251)
Interest expense	2,516,071	158,842
Net loss	$(22,171,930)	$(3,766,892)
Revenues: Rental income increased by $13.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase is due to the acquisition of eight additional properties during the year ended December 31, 2015.
Expenses:  Our operating expenses for the year ended December 31, 2015 were from the ongoing operations of our business and the ownership of 10 operating properties.
Acquisition costs increased by $7.5 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the acquisition of eight multifamily properties during the year ended December 31, 2015 with an aggregate purchase price of $336.2 million versus the acquisition of two multifamily properties during the year ended December 31, 2014 with an aggregate purchase price of $56.5 million.
Management fees increased by $2.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the increase in the asset management fee paid to the Advisor related to the ownership of eight additional properties during the year ended December 31, 2015. The asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by $2.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily related to the following:

◦
Company level expenses during the year ended December 31, 2015 included $780,698 in payroll costs allocated to us by our Advisor, $374,225 of director and officer's insurance costs, $191,732 of director fees, and $311,427 of professional fees.

◦
Property level expenses during the year ended December 31, 2015 of $1.5 million were related to the operations of our 10 multifamily properties, and increased as a result of the acquisition of eight additional properties, as compared to the year ended December 31, 2014.

Loss on disposal of assets of $1.7 million related to the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to nine months after acquisition.

Interest expense increased by $2.4 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of six additional mortgages either entered into or assumed during the year ended December 31, 2015, which were used to finance property acquisitions, as well as amortization of deferred financing costs.
Liquidity and Capital Resources
From February 2014 to February 2016, we offered and sold in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. We have also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at an initial primary price of $9.50 per share. As of December 31, 2015, we had raised $522.5 million in our public offering.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of December 31, 2015, we had not identified any additional sources of financing or additional investments.
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
We may obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. In addition to debt financing at the REIT-level, we have and may continue to finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will continue to be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Finally, we may also obtain seller financing with respect to specific assets that we acquire.
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
Capital Expenditures
We deployed a total of $9.4 million during the year ended December 31, 2015 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2015 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below:

	Capital deployed during the year ended	Remaining capital budgeted
	December 31, 2015
Adair off Addison	$2,321,535	$1,138,990
Overton Trails	3,323,795	4,494,856
Uptown Buckhead	1,301,787	3,199,445
Crosstown at Chapel Hill	1,454,545	7,644,126
Mayfair Chateau	204,148	7,054,747
Spalding Crossing	324,475	4,974,564
All other properties	428,325	10,262,477
	$9,358,610	$38,769,205

(Back to Index)

Common Stock
As of December 31, 2015, we had an aggregate of 52,696,985 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	51,531,802	$513,731,640
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	909,401	8,639,273
Total shares redeemed	(5,583)	(54,900)
Advisor's initial investment, net of 5,000 share conversion	15,000	$150,000
Shares outstanding as of December 31, 2015	52,696,985	$522,466,013
Debt
The following is a summary of our mortgage notes payable:

	Outstanding borrowings	Premium	Carrying Value	Carrying Value	Maturity Date		Average Monthly Debt Service
Collateral	December 31, 2015			December 31, 2014		Annual Interest Rate
Adair off Addison	$—	$—	$—	$7,465,000	7/1/2024	2.80%	$—
Overton Trails Apartment Homes	31,075,000	—	31,075,000	31,075,000	1/1/2025	2.33%	97,730	(1) (3)
Uptown Buckhead	20,200,000	—	20,200,000	—	7/1/2025	2.65%	64,911	(1) (3)
Crosstown at Chapel Hill	32,000,000	—	32,000,000	—	7/10/2020	2.13%	72,325	(1) (4)
Mayfair Chateau - Key Bank	18,603,305	620,838	19,224,143	—	11/1/2021	4.73%	103,568	(2)
Mayfair Chateau - Capital One	2,738,722	47,009	2,785,731	—	11/1/2021	5.40%	15,723	(2)
Adair off Addison and Adair off Addison Apartment Homes	25,500,000	—	25,500,000	—	1/1/2021	1.98%	72,157	(1) (3)
Spalding Crossing	24,600,000	—	24,600,000	—	1/1/2022	3.88%	102,587	(2)
	$154,717,027	$667,847	$155,384,874	$38,540,000

(1)	Variable rate based on one-month LIBOR of 0.4295% (as of December 31, 2015) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt
On June 4, 2014, in connection with the acquisition of Adair off Addison, we entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Adair Mortgage Loan"), secured by the property. The Adair Mortgage Loan, which was set to mature on July 1, 2024, bearing interest at a floating rate of one-month LIBOR plus 2.37%. The Adair Mortgage Loan was refinanced on December 9, 2015 with the Adair off Addison Apartment Homes Mortgage Loan (discussed below).
On December 19, 2014, in connection with the acquisition of Overton Trails Apartment Homes, we entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Overton Trails Mortgage Loan"), secured by the property. The Overton Trails Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $109,000 per month.
On June 30, 2015, we entered into a $20.2 million secured mortgage loan with Prudential Multifamily Mortgage, LLC (the "Uptown Buckhead Mortgage Loan"), secured by Uptown Buckhead. The Uptown Buckhead Mortgage Loan, which matures on July 1, 2025, bears interest at a floating rate of one-month LIBOR plus 2.22%. Monthly payments are initially interest only.

(Back to Index)

Beginning with the August 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $74,000 per month.
On July 28, 2015, we entered into a $32.0 million secured mortgage loan with Bank of America, N.A. (the "Crosstown at Chapel Hill Mortgage Loan"), secured by Crosstown at Chapel Hill. The Crosstown at Chapel Hill Mortgage Loan, which matures on July 10, 2020, bears interest at a floating rate of one-month LIBOR plus 1.70%. Monthly payments are initially interest only. Beginning with the August 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $85,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, we assumed a $18.6 million secured mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by the property. The Mayfair Chateau first Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, we assumed a $2.7 million secured mortgage loan with Capital One (the "Mayfair Capital One Mortgage Loan"), secured by the property. The Mayfair Chateau second Capital One Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 5.40%. Monthly payments include interest and principal, in the amount of approximately $16,000 per month.
On August 21, 2015, we recorded an adjustment that represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2015, the net unamortized fair value adjustment was $667,847 and was included as a component of mortgage notes payable in the accompanying consolidated balance sheets.
On December 9, 2015, we entered into a $25.5 million secured mortgage loan with Capital One (the "Adair off Addison Apartment Homes Mortgage Loan"), secured by Adair off Addison and Adair off Addison Apartment Homes. The Adair off Addison Apartment Homes Mortgage Loan refinanced the existing Adair off Addison Mortgage Loan (discussed above). The Adair off Addison Apartment Home Mortgage Loan, which matures on January 1, 2017, bears interest at a floating rate of one-month LIBOR plus 1.55%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $78,000 per month.
On December 18, 2015, we entered into a $24.6 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Spalding Mortgage Loan"), secured by Spalding Crossing. The Spalding Mortgage Loan, which matures on January 1, 2022, bears interest at a fixed rate of 3.88%. Monthly payments are initially interest only. Beginning with the February 2018 payment, monthly payments include interest and principal, in the amount of approximately $116,000.

(Back to Index)

Operating Properties
As of December 31, 2015, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	Spalding Crossing	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Holdings	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Canterwood	216	Boulder, CO
		2,588
As three of our multifamily properties are located in the Dallas-Fort Worth area and two of our properties are located in the Atlanta area, our portfolio is particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our public offering.  This includes all organization and offering costs other than selling commission and dealer manager fees, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of December 31, 2015, the Advisor has advanced a total of $7.1 million for organization and offering costs and received $5.2 million in reimbursements.
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
Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under Generally Accepted Accounting Principles ("GAAP"), that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital

(Back to Index)

such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2015 exceeded the charter imposed limitation; however, the conflicts committee of our board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of our operations.
Distributions
For the year ended December 31, 2015, the Company paid aggregate distributions of $14.1 million, including $5.7 million of distributions paid in cash and $8.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
November 13, 2014	$0.00164384	December 31, 2014 through January 29, 2015	January 30, 2015	$169,967	$89,412	$259,379
January 26, 2015	0.00164384	January 30, 2015 through February 26, 2015	February 27, 2015	208,353	115,274	323,627
January 26, 2015	0.00164384	February 27, 2015 through March 30, 2015	March 31, 2015	352,604	208,396	561,000
March 24, 2015	0.00164384	March 31, 2015 through April 29, 2015	April 30, 2015	465,774	290,181	755,955
March 24, 2015	0.00164384	April 30, 2015 through May 28, 2015	May 29, 2015	538,684	352,751	891,435
March 24, 2015	0.00164384	May 29, 2015 through June 29, 2015	June 30, 2015	681,964	468,622	1,150,586
June 25, 2015	0.00164384	June 30, 2015 through July 30, 2015	July 31, 2015	758,820	521,511	1,280,331
June 25, 2015	0.00164384	July 31, 2015 through August 30, 2015	August 31, 2015	849,012	583,455	1,432,467
June 25, 2015	0.00164384	August 31, 2015 through September 29, 2015	September 30, 2015	899,613	619,039	1,518,652
September 18, 2015	0.00164384	September 30, 2015 through October 30, 2015	October 31, 2015	986,473	682,523	1,668,996
September 18, 2015	0.00164384	October 31, 2015 through November 29, 2015	November 30, 2015	1,124,298	780,199	1,904,497
September 18, 2015	0.00164384	November 30, 2015 through December 30, 2015	December 31, 2015	1,388,913	942,790	2,331,703
				$8,424,475	$5,654,153	$14,078,628
On December 17, 2015, our Board of Directors authorized cash distributions of $0.00164384 per common share to stockholders of record for every day in the period from December 31, 2015 through February 26, 2016, payable on January 29, 2016 and February 29, 2016.
On February 26, 2016, our Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing February 27, 2016 through March 30, 2016 equal to a daily amount of $0.00164384 per share of common stock, payable on March 31, 2016.

(Back to Index)

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our offering and acquisition stages are completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
Neither FFO nor MFFO should be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

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

	Years Ended
	December 31,
	2015	2014
Net loss – GAAP	$(22,171,930)	$(3,766,892)
Depreciation expense	5,119,640	179,695
FFO	(17,052,290)	(3,587,197)
Adjustments for straight-line rents	24,106	(705)
Fair value adjustment for cancelable swap	358,512	—
Amortization of intangible lease assets	4,149,980	351,363
Acquisition costs	9,136,077	1,588,944
MFFO	$(3,383,615)	$(1,647,595)

Basic and diluted loss per common share - GAAP	$(0.92)	$(2.24)
FFO per share	$(0.70)	$(2.14)
MFFO per share	$(0.14)	$(0.98)

Weighted average shares outstanding	24,230,032	1,680,062
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

(Back to Index)

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
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on our consolidated financial position, results of operations and cash flows.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on our consolidated financial statements.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU No. 2015-01 to have a significant impact on our financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on our consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for us beginning January 1, 2016. We are is continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2015-03 to have a significant impact on our consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for us beginning January 1, 2016. We are is continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2015-16 to have a significant impact on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, "Leases". which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the

(Back to Index)

rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-02 to have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On January 22, 2016, we, through wholly owned subsidiary, purchased a 300 unit multifamily community located in Centennial, Colorado from an unaffiliated seller for $60.3 million.
On February 5, 2016, the primary portion of the initial public offering closed. On February 10, 2016, 44,188,914 unsold primary offering shares were deregistered and the primary offering of shares was terminated. On February 16, 2016, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
On February 26, 2016, the Board of Directors of Resource Real Estate Opportunity REIT II, Inc. approved the following distributions: daily accrual amount of $0.00164384 per share of common stock for the period from February 27, 2016 through and including March 30, 2016, payable on March 31, 2016.
On March 23, 2016, we, through a wholly owned subsidiary, purchased a 498 unit multifamily community located in Austin, Texas from an unaffiliated seller for $57.2 million and assumed a $31.0 million first mortgage loan that is secured by the property.
On March 29, 2016, the Board of Directors approved the following distributions: daily accrual amount of $0.00164384 per share of common stock for the period from March 31, 2016 through and including June 29, 2016, payable on April 29, 2016, May 31, 2016 and June 30, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2015.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2015 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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
The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

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
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.2
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment no. 9 to the Registration Statement on Form S-11 on Form S-3 (No. 333-184476) filed February 16, 2016)

10.1
Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Pre-Effective Amendment no. 4 to the Registration Statement on Form S-11 (No. 333-184476) filed January 24, 2014)

10.2
Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment no. 2 to the Registration Statement on Form S-11 (No. 333-184476) filed October 28, 2014)

10.3
Management Agreement by and among Resource Real Estate Opportunity REIT II, Inc., RRE Opportunity OP II, LP and Resource Real Estate Opportunity Manager II, LLC, dated December 20, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed March 30, 2015).

10.4
Second Amendment to Amended and Restated Advisory Agreement between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated March 24, 2015 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed March 30, 2015).

10.5
Purchase and Sale Agreement between SG Uptown Buckhead - Atlanta, LLC and RRE Opportunity OP II, LP, dated March 19, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

10.6
Purchase and Sale Agreement by and between Farrington Lake Apartments NF L.P. and RRE Opportunity OP II, LP, dated April 20, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

10.7
Agreement of Sale and Purchase by and between MayFair Investors LLC and RRE Opportunity OP II, LP, dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-184476) filed April 17, 2015)

10.8
Term Loan Agreement by and between RRE Farrington Holdings, LLC and Bank of America, N.A., dated July 28, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (No. 333-184476) filed October 22, 2015)

10.9
Promissory Note by RRE Farrington Holdings, LLC in favor of Bank of America, N.A., dated July 28, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (No. 333-184476) filed October 22, 2015)

(Back to Index)

10.10	Real Estate Sale Agreement by and between Fox Ridge Associates, LP and RRE Opportunity OP II, LP, dated November 18, 2015
10.11	Purchase and Sale Agreement by and between TRM - Meredith Park Corp. RRE Opportunity OP II, LP, dated December 1, 2015
10.12	Agreement of Purchase and Sale by and between Hart Grand Reserve, LLC and RRE Opportunity OP II, LP, dated December 1, 2015
10.13	Purchase Agreement by and between Austin 2222 Venture I, LP and RRE Opportunity OP II, LP, dated December 18, 2015
10.14	Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2015
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2015)
99.2	Consent of Duff & Phelps
101.1
The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

March 30, 2016	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Chairman of the Board	March 30, 2016
JONATHAN Z. COHEN

/s/ Gary Lichtenstein	Director	March 30, 2016
GARY LICHTENSTEIN

/s/ Thomas J. Ikeler	Director	March 30, 2016
THOMAS J. IKELER

/s/ David Spoont	Director	March 30, 2016
DAVID SPOONT

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 30, 2016
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer	March 30, 2016
STEVEN R. SALTZMAN	(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT II, Inc.:
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT II, Inc. (a Maryland corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2016

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Investments:
Rental properties, net	$387,325,084	$54,703,305
Identified intangible assets, net	3,882,268	1,176,061
Total investments	391,207,352	55,879,366

Cash	180,826,410	15,780,579
Restricted cash	3,900,512	725,305
Tenant receivables	17,317	5,746
Due from related parties	363,412	34,025
Subscriptions receivable	7,613,274	3,819,991
Prepaid expenses and other assets	2,259,979	774,338
Deferred offering costs	1,937,301	3,618,954
Deferred financing costs, net	2,467,719	581,783
Total assets	$590,593,276	$81,220,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$155,384,874	$38,540,000
Accounts payable and accrued expenses	5,110,465	857,897
Due to related parties	6,034,602	3,851,263
Tenant prepayments	313,971	30,704
Security deposits	572,482	68,696
Distribution payable	2,777,827	259,379
Derivative liability	126,760	—
Total liabilities	170,320,981	43,607,939

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	500
Common stock (par value $.01; 1,000,000,000 shares authorized, 52,696,985 and 4,759,567 issued and outstanding, respectively)	525,619	47,596
Additional paid-in capital	465,449,007	42,148,473
Accumulated other comprehensive loss	(116,575)	(34,468)
Accumulated deficit	(45,586,256)	(4,549,953)
Total stockholders’ equity	420,272,295	37,612,148
Total liabilities and stockholders’ equity	$590,593,276	$81,220,087

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended
	December 31,
	2015	2014
Revenues:
Rental income	$14,660,642	$991,543
Total revenues	14,660,642	991,543

Expenses:
Rental operating	8,234,966	689,325
Acquisition costs	9,136,077	1,588,944
Management fees - related parties	2,435,113	127,496
General and administrative	3,689,380	1,472,181
Loss on disposal of assets	1,680,024	198,840
Depreciation and amortization expense	9,269,620	531,058
Total expenses	34,445,180	4,607,844
Loss before other (income) expense	(19,784,538)	(3,616,301)

Other (income) expense:
Interest income	(128,679)	(8,251)
Interest expense	2,516,071	158,842
Net loss	(22,171,930)	(3,766,892)

Other comprehensive loss:
Designated derivative, fair value adjustment	(82,107)	(34,468)
Comprehensive loss	$(22,254,037)	$(3,801,360)

Weighted average common shares outstanding	24,230,032	1,680,062

Basic and diluted loss per common share	$(0.92)	$(2.24)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2014	15,000	$150	50,000	$500	$199,350	—	$644	$200,644
Issuance of stock	4,702,399	47,024	—	—	46,701,330	—	—	46,748,354
Distributions of common stock	19,554	196	—	—	195,346	—	(195,542)	—
Offering costs	—	—	—	—	(5,162,160)	—	—	(5,162,160)
Common stock issued through distribution reinvestment plan	22,614	226	—	—	214,607	—	(214,833)	—
Cash distributions declared	—	—	—	—	—	—	(373,330)	(373,330)
Designated derivative, fair value adjustment	—	—	—	—	—	(34,468)	—	(34,468)
Net loss	—	—	—	—	—	—	(3,766,892)	(3,766,892)
Balance at December 31, 2014	4,759,567	47,596	50,000	500	42,148,473	(34,468)	(4,549,953)	37,612,148
Issuance of stock	46,829,403	466,939	—	—	466,516,347	—	—	466,983,286
Distributions of common stock	226,811	2,268	—	—	2,265,029	—	(2,267,297)	—
Offering costs	—	—	—	—	(53,841,566)	—	—	(53,841,566)
Common stock issued through distribution reinvestment plan	886,787	8,871	—	—	8,415,569	—	(8,424,440)	—
Cash distributions declared	—	—	—	—	—	—	(8,172,636)	(8,172,636)
Redemptions	(5,583)	(55)	—	—	(54,845)	—	—	(54,900)
Designated derivative, fair value adjustment	—	—	—	—	—	(82,107)	—	(82,107)
Net loss	—	—	—	—	—	—	(22,171,930)	(22,171,930)
Balance, at December 31, 2015	52,696,985	$525,619	50,000	$500	$465,449,007	$(116,575)	$(45,586,256)	$420,272,295

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,171,930)	$(3,766,892)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	1,680,024	198,840
Depreciation and amortization	9,269,620	531,058
Amortization of deferred financing costs	293,816	9,581
Amortization of mortgage premiums	(51,173)	—
Change in fair value of interest rate swap	126,760	—
Changes in operating assets and liabilities:
Restricted cash	(1,769,493)	(725,305)
Tenant receivables, net	(11,571)	(5,746)
Due from related party	(329,387)	(34,025)
Prepaid expenses and other assets	(915,421)	(642,278)
Due to related parties	2,166,139	2,384,199
Accounts payable and accrued expenses	3,705,310	452,781
Tenant prepayments	257,010	17,379
Security deposits	10,079	6,397
Net cash (used in) provided by operating activities	(7,740,217)	(1,574,011)

Cash flows from investing activities
Property acquisitions	(315,452,761)	(56,434,350)
Capital expenditures	(9,358,610)	(109,264)
Net cash (used in) provided by investing activities	(324,811,371)	(56,543,614)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	463,135,023	42,928,363
Payment of deferred financing costs	(2,179,752)	(591,364)
Increase in borrowings	102,300,000	39,862,000
Repayments on borrowings	(7,592,531)	(1,322,000)
Purchase of interest rate caps	(110,280)	(87,470)
Distributions paid on common stock	(5,654,188)	(113,952)
Offering costs	(52,300,853)	(6,978,017)
Net cash (used in) provided by financing activities	497,597,419	73,697,560

Net increase in cash	165,045,831	15,579,935
Cash at beginning of period	15,780,579	200,644
Cash at end of period	$180,826,410	$15,780,579

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchased $1.0 million or more of shares through the same participating broker-dealer. Discounts were also available for other categories of investors. The Company continues to offer up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price initially equal to $9.50 per share. The Company has adopted a fiscal year ending December 31. On February 6, 2014, the Securities and Exchange Commission (the “SEC”) declared effective the Company's Registration Statement on Form S-11, as amended (Commission File No. 333-184476) (the “Registration Statement”), relating to the offering of up to 110,000,000 shares of the Company’s common stock, including shares offered pursuant to the Company's distribution reinvestment plan. On February 10, 2016 the Company terminated the primary offering.
Resource Real Estate Opportunity Advisor II, LLC (the "Advisor”) is a wholly owned subsidiary of Resource Real Estate, Inc. (the "Sponsor") and an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors. The Advisor acts as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's Board of Directors. On October 9, 2012, the Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock. On December 20, 2013, the Advisor received 50,000 shares of convertible stock in exchange for 5,000 shares of the Company’s common stock. The Advisor purchased an additional 117,778 shares of common stock in 2015 for $1.1 million.
As of December 31, 2015, a total of 52,696,985 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $522.5 million. As of December 31, 2015, the Company had issued 909,401 shares for $8.6 million pursuant to its distribution reinvestment plan.
The Company’s objective is to take advantage of the Sponsor's dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company intends to acquire (i) underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which the Company will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans the Company originates or purchases either directly or with a co-investor or joint venture partner.
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

`NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	Spalding Crossing	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Holdings	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Canterwood	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	N/A	N/A	N/A

N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2015, the Company had $181.3 million of deposits at various banks, $178.2 million of which was greater than the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
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
DECEMBER 31, 2015

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairments as of December 31, 2015.
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
DECEMBER 31, 2015

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
The future minimum rental payments to be received from noncancelable operating leases are $18.9 million and $489,000 for the years ending December 31, 2016 and 2017, and none thereafter.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. At December 31, 2015 and 2014, there were allowances for uncollectible receivables of $194 and $0, respectively.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2015 and 2014, the Company had no TRSs.
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
DECEMBER 31, 2015

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
Organization and Offering Costs
The Company incurs organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer-manager fees) of the Company were initially paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014 (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organizational and offering costs it incurs on the Company's behalf, but only to the extent that such reimbursements will not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. As of December 31, 2015, a total of $1.9 million in reimbursable organizational and offering costs incurred on behalf of the Company by the Advisor has yet to be reimbursed by the Company. These costs are included in due to related parties on the consolidated balance sheet as of December 31, 2015.
Deferred Offering Costs
Through December 31, 2015, the Company has incurred $11.1 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of December 31, 2015, the Advisor has advanced $7.1 million of these costs on behalf of the Company. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of December 31, 2015, the Company has reimbursed $5.2 million of deferred offering costs to the Advisor. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.
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
DECEMBER 31, 2015

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
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-16 to have a significant impact on its consolidated financial statements.

     In February 2016, FASB issued ASU No. 2016-02, "Leases". which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

	Years Ended
	December 31,
	2015	2014
Non-cash financing and investing activities:
Cash distributions on common stock declared but not yet paid	$2,777,827	$259,379
Stock issued from distribution reinvestment plan	8,424,440	195,542
Stock distributions issued	2,267,297	214,833
Deferred offering costs	493,246	1,803,098
Due to related parties	17,200	1,467,064
Mortgage notes payable assumed, at fair value	22,188,578	—

Cash paid during the period for:
Interest	$1,784,186	$133,036

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows:

	December 31, 2015	December 31, 2014
Real estate taxes	$1,585,958	$128,871
Insurance	293,244	157,600
Capital improvements	2,021,310	438,834
Total	$3,900,512	$725,305

NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following:

	December 31, 2015	December 31, 2014
Land	$66,486,977	$6,723,368
Building and improvements	313,883,867	47,546,786
Furniture, fixtures and equipment	10,539,022	612,846
Construction in progress	1,710,444	—
	392,620,310	54,883,000
Less: accumulated depreciation	(5,295,226)	(179,695)
	$387,325,084	$54,703,305
Depreciation expense for the years ended December 31, 2015 and 2014 was $5.1 million and $179,695, respectively.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

NOTE 6 - ACQUISITIONS
As of December 31, 2015, the Company owned 10 properties. The table below summarizes these acquisitions and the respective fair values assigned:

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Liabilities	Fair Valued Assigned
Adair off Addison	Dallas, Texas	6/4/2014	$9,500,000	$1,888,982	$7,060,815	$198,840	$351,363	$(84,732)	$9,415,268
Overton Trails Apartment Homes	Fort Worth, Texas	12/19/2014	$47,000,000	$4,834,386	$40,485,971	$503,582	$1,176,061	$(59,977)	$46,940,023
Uptown Buckhead	Atlanta, Georgia	3/30/2015	$32,500,000	$6,464,391	$24,992,651	$399,036	$643,922	$(117,170)	$32,382,830
Crosstown at Chapel Hill	Chapel Hill, North Carolina	5/19/2015	$46,750,000	$7,097,585	$37,946,732	$608,364	$1,097,319	$(231,249)	$46,518,751
Mayfair Chateau	Homewood, Alabama	8/21/2015	$30,050,000	$3,595,001	$25,996,995	$410,857	$766,167	$(148,001)	$30,621,019
Adair off Addison Apartment Homes	Dallas, Texas	8/27/2015	$21,250,000	$2,531,703	$17,831,291	$303,804	$583,201	$(229,402)	$21,020,597
Spalding Crossing	Atlanta, Georgia	9/24/2015	$41,000,000	$5,030,283	$34,764,848	$399,229	$805,640	$(51,476)	$40,948,524
Montclair Terrace	Portland, OR	10/29/2015	$32,750,000	$3,544,909	$28,282,300	$303,849	$618,941	$(79,946)	$32,670,053
Grand Reserve	Naperville, IL	12/18/2015	$66,700,000	$11,971,324	$52,309,699	$1,097,373	$1,321,604	$(97,553)	$66,602,447
Canterwood	Boulder, CO	12/18/2015	$65,200,000	$19,527,151	$44,139,583	$513,872	$1,019,394	$(344,033)	$64,855,967

(1)	Purchase price excludes closing costs and acquisition expenses.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2015 acquisitions:

Year Ended
December 31,
Multifamily Community	2015
Uptown Buckhead
Total Revenues	$2,097,435
Net Loss	$(1,272,978)
Acquisition Costs	$169,078
Acquisition Fee	$737,058
Crosstown at Chapel Hill
Total Revenues	$2,417,361
Net Loss	$(2,708,425)
Acquisition Costs	$154,981
Acquisition Fee	$1,103,089
Mayfair Chateau
Total Revenues	$1,153,821
Net Loss	$(1,302,038)
Acquisition Costs	$514,398
Acquisition Fee	$778,734
Adair off Addison Apartment Homes
Total Revenues	$820,295
Net Loss	$(803,671)
Acquisition Costs	$122,489
Acquisition Fee	$520,869
Spalding Crossing
Total Revenues	$946,198
Net Loss	$(754,791)
Acquisition Costs	$129,654
Acquisition Fee	$924,329
Montclair Terrace
Total Revenues	$447,480
Net Loss	$(239,846)
Acquisition Costs	$108,975
Acquisition Fee	$765,640
Grand Reserve
Total Revenues	$227,239
Net Loss	$(279,038)
Acquisition Costs	$307,296
Acquisition Fee	$1,340,146
Canterwood
Total Revenues	$155,683
Net Loss	$(61,599)
Acquisition Costs	$93,507
Acquisition Fee	$1,305,890

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $8.4 million and $1.5 million as of December 31, 2015 and 2014, respectively, net of accumulated amortization of $4.5 million and $351,363, respectively. The weighted average remaining life of the rental leases is four months as of December 31, 2015. For the years ended December 31, 2015 and 2014, amortization expense was $4.1 million and $351,363, respectively. Expected amortization for the rental leases for the next 12 months is $3.9 million and none thereafter.
NOTE 8 - MORTGAGE NOTES PAYABLE
The following is a summary of the Company's mortgage notes payable as of December 31, 2015 and 2014:

	Outstanding borrowings	Premium	Carrying Value	Carrying Value
Collateral	December 31, 2015			December 31, 2014	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Adair off Addison	$—	$—	$—	$7,465,000	7/1/2024	2.80%	$—
Overton Trails Apartment Homes	31,075,000	—	31,075,000	31,075,000	1/1/2025	2.33%	97,730	(1) (3)
Uptown Buckhead	20,200,000	—	20,200,000	—	7/1/2025	2.65%	64,911	(1) (3)
Crosstown at Chapel Hill	32,000,000	—	32,000,000	—	7/10/2020	2.13%	72,325	(1) (4)
Mayfair Chateau - Key Bank	18,603,305	620,838	19,224,143	—	11/1/2021	4.73%	103,568	(2)
Mayfair Chateau - Capital One	2,738,722	47,009	2,785,731	—	11/1/2021	5.40%	15,723	(2)
Adair off Addison and Adair off Addison Apartment Homes	25,500,000	—	25,500,000	—	1/1/2021	1.98%	72,157	(1) (3)
Spalding Crossing	24,600,000	—	24,600,000	—	1/1/2022	3.88%	102,587	(2)
	$154,717,027	$667,847	$155,384,874	$38,540,000

(1)	Variable rate based on one-month LIBOR of 0.4295% (as of December 31, 2015) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt
On June 4, 2014, in connection with the acquisition of Adair off Addison, the Company entered into a $7.5 million, 10 year secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Adair Mortgage Loan"), secured by the Adair off Addison. The Adair Mortgage Loan, which matures on July 1, 2024, bears interest at a floating rate of one-month LIBOR plus 2.37%. The Adair Mortgage Loan was refinanced on December 9, 2015 with the Adair off Addison Apartment Homes Mortgage Loan (discussed below).
On December 19, 2014, in connection with the acquisition of Overton Trails Apartment Home, the Company entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Overton Trails Mortgage Loan"), secured by the property. The Overton Trails Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $109,000 per month.
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

On July 28, 2015, the Company entered into a $32.0 million secured mortgage loan with Bank of America, N.A. (the "Crosstown at Chapel Hill Mortgage Loan"), secured by Crosstown at Chapel Hill. Crosstown at Chapel Hill Mortgage Loan, which matures on July 10, 2020, bears interest at a floating rate of one-month LIBOR plus 1.70%. Monthly payments are initially interest only. Beginning with the August 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $85,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, the Company assumed a $18.6 million secured mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau first Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, the Company assumed a $2.7 million secured mortgage loan with Capital One (the "Mayfair Capital One Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau second Capital One Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 5.40%. Monthly payments include interest and principal, in the amount of approximately $16,000 per month.
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2015, the net unamortized mortgage premium was $667,847 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
On December 9, 2015, the Company entered into a $25.5 million secured mortgage loan with Capital One (the "Adair off Addison Apartment Homes Mortgage Loan"), secured by Adair off Addison and Adair off Addison Apartment Homes. The Adair off Addison Apartment Home Mortgage Loan refinanced the existing Adair off Addison Mortgage Loan (discussed above). The Adair off Addison Apartment Home Mortgage Loan, which matures on January 1, 2021, bears interest at a floating rate of one-month LIBOR plus 1.55%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $78,000 per month.
On December 18, 2015, the Company entered into a $24.6 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Spalding Mortgage Loan"), secured by Spalding Crossing. The Spalding Mortgage Loan, which matures on January 1, 2022, bears interest at a fixed rate of 3.88%. Monthly payments are initially interest only. Beginning with the February 2018 payment, monthly payments include interest and principal, in the amount of approximately $116,000.
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, are as follows:

2016	$395,276
2017	1,752,553
2018	2,754,314
2019	2,848,717
2020	33,477,319
Thereafter	113,488,848
$154,717,027

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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

NOTE 9 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of December 31, 2015 and December 31, 2014, accumulated amortization of deferred financing costs was $139,722 and $9,581, respectively. Amortization of deferred financing costs for the next five years ending December 31, and thereafter, are as follows:

2016	$421,563
2017	428,420
2018	421,904
2019	414,246
2020	363,749
Thereafter	417,837
$2,467,719
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2015:

Net unrealized loss on derivatives
January 1, 2015	$(34,468)
Unrealized loss on designated hedge	(82,107)
December 31, 2015	$(116,575)

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
During the course of the offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts are reimbursed to the Advisor from the proceeds from the offering. As of December 31, 2015, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $7.1 million.
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
DECEMBER 31, 2015

the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.
Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price. No properties were sold during the year ended December 31, 2015 and, therefore, no disposition fees were earned.
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
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes escrow funds held by RAI for self insurance. The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and the first $25,000 of each general liability loss up to an annual maximum of $1.0 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the year ended December 31, 2015.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Information technology fees and Operating Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, served as the Company’s dealer-manager and was responsible for marketing the Company’s shares during the primary portion of its public offering. Pursuant to the terms of the dealer-manager agreement with Resource Securities, the Company paid Resource Securities a selling commission of up to 7% of gross primary offering proceeds and a dealer-manager fee of up to 3% of gross primary offering proceeds. Resource Securities reallowed all selling commissions earned and a portion of the dealer-manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer-manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may have reimbursed Resource Securities for bona fide due diligence expenses.
Relationship with Other Related Parties
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.
The amounts receivable/payable and the fees earned/expenses incurred by such related parties are summarized in the following tables:

	December 31, 2015	December 31, 2014
Due from related parties:
Resource Securities	$37,297	$3,944
RAI - self-insurance funds held in escrow	326,115	30,081
	$363,412	$34,025

Due to related parties:
Advisor
Acquisition fees	$2,646,036	$—
Asset management fees	308,714	28,456
Organization and offering costs	1,937,301	2,272,325
Operating expense reimbursements	115,002	1,145,784

Manager
Property management fees	99,392	6,391
Operating expense reimbursements	217,218	39,592

Resource Securities
Selling commissions and dealer-manager fees	710,939	358,715
	$6,034,602	$3,851,263

Graphic Images	$3,091	$81,424

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

	Years Ended
	December 31,
	2015	2014
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$7,479,352	$1,354,551
Asset management fees (2)	$1,805,658	$88,253
Debt financing fees (3)	$581,523	$192,700
Organization and offering costs (4)	$4,107,299	$3,006,819
Operating expense reimbursements (5)	$804,960	$1,115,426
Interest expense (6)	$—	$2,242

Manager
Property management fees (2)	$613,307	$39,242
Construction management fees (9)	$436,882	$—
Operating expense reimbursements (7)	$61,380	$54,123
Information technology fees (5)	$47,279	$—

Resource Securities:
Selling commissions and dealer-manager fees (8)	$45,453,965	$4,399,256

Other
Graphic Images (4)	$460,294	$364,972

(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.
(2)     Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.
(3)    Included in Deferred financing costs, net on the consolidated balance sheets.
(4)     Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets.
(5)     Included in General and administrative on the consolidated statements of operations and comprehensive (loss) income.
(6)    Included in Interest expense on the consolidated statements of operations and comprehensive (loss) income.
(7)     Included in Due to Related Parties on the consolidated balance sheets.
(8)     Included in Stockholders' equity on the consolidated balance sheets.
(9)    Included in Rental Properties, net on the consolidated balance sheets.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

NOTE 12 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2015, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of December 31, 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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
Common Stock
As of December 31, 2015, the Company had an aggregate of 52,696,985 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows:

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	51,531,802	$513,731,640
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	909,401	8,639,273
Total shares redeemed	(5,583)	(54,900)
Advisor's initial investment, net of 5,000 share conversion	15,000	$150,000
	52,696,985	$522,466,013

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

Redemptions
During the year ended December 31, 2015, the Company redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	$—	—	(2)
February 2015	—	$—	—	(2)
March 2015	5,042	$9.92	5,042	(2)
April 2015	—	$—	—	(2)
May 2015	—	$—	—	(2)
June 2015	—	$—	—	(2)
July 2015	—	$—	—	(2)
August 2015	—	$—	—	(2)
September 30, 2015	—	$—	—	(2)
October 31, 2015	—	$—	—	(2)
November 30, 2015	—	$—	—	(2)
December 31, 2015	541	$9.80	541	(2)

(1)	All purchases of equity securities by the Company in the year ended December 31, 2015 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the year ended December 31, 2015.
The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12 month period immediately prior to the effective date of redemption.  Generally, the cash available for redemption will be limited to proceeds from the distribution reinvestment plan plus, if the Company had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility.

The Company's board of directors, in its sole discretion, may suspend, terminate or amend the Company's share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in the Company's best interest. The Company's board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the Company's share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

Distributions
For the year ended December 31, 2015, the Company paid aggregate distributions of $14,078,628, including $5,654,153 of distributions paid in cash and $8,424,475 of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
November 13, 2014	$0.00164384	December 31, 2014 through January 29, 2015	January 30, 2015	$169,967	$89,412	259,379
January 26, 2015	0.00164384	January 30, 2015 through February 26, 2015	February 27, 2015	208,353	115,274	323,627
January 26, 2015	0.00164384	February 27, 2015 through March 30, 2015	March 31, 2015	352,604	208,396	561,000
March 24, 2015	0.00164384	March 31, 2015 through April 29, 2015	April 30, 2015	465,774	290,181	755,955
March 24, 2015	0.00164384	April 30, 2015 through May 28, 2015	May 29, 2015	538,684	352,751	891,435
March 24, 2015	0.00164384	May 29, 2015 through June 29, 2015	June 30, 2015	681,964	468,622	1,150,586
June 25, 2015	0.00164384	June 30, 2015 through July 30, 2015	July 31, 2015	758,820	521,511	1,280,331
June 25, 2015	0.00164384	July 31, 2015 through August 30, 2015	August 31, 2015	849,012	583,455	1,432,467
June 25, 2015	0.00164384	August 31, 2015 through September 29, 2015	September 30, 2015	899,613	619,039	1,518,652
September 18, 2015	0.00164384	September 30, 2015 through October 30, 2015	October 31, 2015	986,473	682,523	1,668,996
September 18, 2015	0.00164384	October 31, 2015 through November 29, 2015	November 30, 2015	1,124,298	780,199	1,904,497
September 18, 2015	0.00164384	November 30, 2015 through December 30, 2015	December 31, 2015	1,388,913	942,790	2,331,703
				$8,424,475	$5,654,153	$14,078,628
On December 17, 2015, the Company's Board of Directors authorized cash distributions of $0.00164384 per common share to stockholders of record for every day in the period from December 31, 2015 through February 26, 2016, payable on January 29, 2016 and February 29, 2016.
On February 26, 2016, the Company's Board of Directors authorized cash distributions to the stockholders of record at the close of business each day in the period commencing February 27, 2016 through March 30, 2016 equal to a daily amount of $0.00164384 per share of common stock, payable on March 31, 2016.
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
DECEMBER 31, 2015

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

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Interest rate caps	$—	$52,482	$—	$52,482
	$—	$52,482	$—	$52,482
Liabilities:
Cancelable Swap	$—	$(126,760)	$—	$(126,760)
	$—	$(126,760)	$—	$(126,760)
	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Interest rate caps	$—	$53,002	$—	$53,002
	$—	$53,002	$—	$53,002
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Derivative liabilities on the consolidated balance sheet.
The carrying amount and fair value of the Company’s mortgage notes payable are as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$155,384,874	$157,067,730	$38,540,000	$38,540,000

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

The fair value of the mortgage notes payable with fixed interest rates was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3). The fair values of four of the mortgage notes payable with variable interest rates equals the carrying amounts because the interest rate of each of the mortgage notes payable is variable. (Level 3)
NOTE 14 - DERIVATIVES AND HEDGING ACTIVITIES
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
Interest Rate Caps
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2015, such derivatives were used to hedge the variable cash flows, indexed to USD-London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2015 and 2014, the Company recorded no hedge ineffectiveness in earnings. During the year ended December 31, 2015, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amounts were a loss of $19,009.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $10,374 will be reclassified as an increase to interest expense.
Cancelable swaps
To manage its exposure to interest rate movements, the Company has also entered into a cancelable interest rate swap    that was not designated as a hedging instrument. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

As of December 31, 2015, the Company had the following outstanding interest rate derivatives:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	3	$78,775,000	January 1, 2018 through July 1, 2019
Derivatives not designated as hedging instruments:
Cancelable swap	1	$32,000,000	July 28, 2020
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2015 and 2014:

Asset Derivatives				Liabilities Derivatives
December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$52,482	Interest rate caps	$53,002	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
NA	$—	NA	—	Cancelable swap	(126,760)	NA	—

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Derivative liability on the consolidated balance sheet.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2015	December 31, 2014
Interest rate caps	Interest expense	$(171)	—

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2015	December 31, 2014
Cancelable swap	Interest expense	$(358,512)	—

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Years Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Years Ended
	December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014
Interest rate products	$(96,033)	$—	Interest expense	$(143)	$—
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations. As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements, was $151,762. As of December 31, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $151,762.
NOTE 15 - OPERATING EXPENSE LIMITATION
As defined under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2015 exceeded the charter imposed limitation; however, the conflicts committee of the board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.
NOTE 16 – SUBSEQUENT EVENTS
On January 22, 2016, the Company, through a wholly owned subsidiary, purchased a 300 unit multifamily community located in Centennial, Colorado from an unaffiliated seller for $60.3 million.
On February 5, 2016, the primary portion of the initial public offering closed. On February 10, 2016, 44,188,914 unsold primary offering shares were deregistered and the primary offering of shares was terminated. On February 16, 2016, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
On February 26, 2016, the Board of Directors approved the following distributions: daily accrual amount of $0.00164384 per share of common stock for the period from February 27, 2016 through and including March 30, 2016, payable on March 31, 2016.
On March 23, 2016, the Company, through a wholly owned subsidiary, purchased a 498 unit multifamily community located in Austin, Texas from an unaffiliated seller for $57.2 million and assumed a $31.0 million first mortgage loan secured by the property.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2015

On March 29, 2016, the Board of Directors approved the following distributions: daily accrual amount of $0.00164384 per share of common stock for the period from March 31, 2016 through and including June 29, 2016, payable on April 29, 2016, May 31, 2016 and June 30, 2016.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

Resource Real Estate Opportunity REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2015

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate owned:
Residential	—	9,148,637	2,230,424	11,379,061	(665,865)	1980	6/4/2014
Dallas, Texas

Residential	31,075,000	45,823,939	2,888,720	48,712,659	(1,763,018)	1999	12/19/2014
Fort Worth, Texas

Residential	20,200,000	31,856,078	1,301,787	33,157,865	(790,503)	1989	3/30/2015
Atlanta, Georgia

Residential	32,000,000	45,652,681	829,866	46,482,547	(913,011)	1990	5/19/2015
Chapel Hill, North Carolina

Residential	22,009,874	30,002,853	125,291	30,128,144	(377,951)	1968	8/21/2015
Homewood, Alabama

Residential	25,500,000	20,666,799	108,143	20,774,942	(243,955)	1979	8/27/2015
Dallas, Texas

Residential	24,600,000	40,194,360	84,844	40,279,204	(342,384)	1995	9/24/2015
Atlanta Georgia

Residential	—	32,131,058	7,666	32,138,724	(198,539)	2004	10/29/2015
Portland, Oregon

Residential	—	65,378,396	6,479	65,384,875	—	1991	12/18/2015
Naperville, Illinois

Residential	—	64,180,606	1,683	64,182,289	—	1997	12/18/2015
Boulder, Colorado

	$155,384,874	$385,035,407	$7,584,903	$392,620,310	$(5,295,226)

Resource Real Estate Opportunity REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2015

	Years Ended December 31,
	2015	2014
Investments in real estate:
Balance at beginning of the year	$54,883,000	$—
Additions during the period:	—	—
Acquisitions	330,058,724	54,972,576
Improvements, etc.	9,358,610	109,264
Dispositions during the period:	(1,680,024)	(198,840)
Balance at end of year	$392,620,310	$54,883,000

Accumulated Depreciation:
Balance at beginning of year	$179,695	$—
Additions charged to expense	5,119,640	179,695
Dispositions during the period	(4,109)	—
Balance at the end of year	$5,295,226	$179,695