Form 10-Q
period 2016-03-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2016-05-16
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 10, 2016, there were 57,687,486 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:
Rental properties, net	$501,166	$387,325
Identified intangible assets, net	3,752	3,882
	504,918	391,207

Cash	123,575	180,826
Restricted cash	3,314	3,901
Tenant receivables	29	17
Due from related parties	81	363
Subscriptions receivable	—	7,614
Prepaid expenses and other assets	2,996	2,260
Deferred offering costs	—	1,937
Total assets	$634,913	$588,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$181,299	$152,917
Accounts payable and accrued expenses	6,616	5,110
Due to related parties	1,055	6,035
Tenant prepayments	364	314
Security deposits	755	572
Distributions payable	8,212	2,778
Derivative liability	404	127
Total liabilities	198,705	167,853

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 57,496,399 and 52,696,985 issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	574	526
Additional paid-in capital	506,524	465,449
Accumulated other comprehensive loss	(152)	(117)
Accumulated deficit	(70,739)	(45,586)
Total stockholders’ equity	436,208	420,272
Total liabilities and stockholders’ equity	$634,913	$588,125
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$9,747	$1,680
Total revenues	9,747	1,680

Expenses:
Rental operating	4,891	750
Acquisition costs	3,076	896
Management fees	1,890	253
General and administrative	1,874	656
Loss on disposal of assets	1,027	403
Depreciation and amortization expense	6,741	937
Total expenses	19,499	3,895
Loss before other income (expense)	(9,752)	(2,215)

Other income (expense):
Interest income	57	19
Interest expense	(1,616)	(224)
Net loss	(11,311)	(2,420)

Other comprehensive loss:
Designated derivative, fair value adjustment	(35)	(28)
Comprehensive loss	$(11,346)	$(2,448)

Weighted average common shares outstanding	56,330	3,614

Basic and diluted loss per common share	$(0.20)	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2016	52,697	526	50	1	465,448	(117)	(45,586)	420,272
Issuance of common stock	4,259	43	—	—	42,423	—	—	42,466
Offering costs	—	—	—	—	(6,263)	—	—	(6,263)
Common stock issued through distribution reinvestment plan	548	5	—	—	4,991	—	(4,996)	—
Distributions declared	—	—	—	—	—	—	(8,846)	(8,846)
Share redemptions	(8)	—	—	—	(75)	—	—	(75)
Designated derivative, fair value adjustment	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(11,311)	(11,311)
Balance, at March 31, 2016	57,496	$574	50	$1	$506,524	$(152)	$(70,739)	$436,208

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31
	2016	2015
Cash flows from operating activities:
Net loss	$(11,311)	$(2,420)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	1,027	403
Depreciation and amortization	6,741	937
Amortization of deferred financing costs	112	15
Amortization of mortgage premiums	(30)	—
Change in fair value of interest rate swap	277	—
Changes in operating assets and liabilities:
Restricted cash	1,035	(114)
Tenant receivables, net	(11)	4
Due from related party	283	(16)
Prepaid expenses and other assets	255	605
Due to related parties	(3,043)	(576)
Accounts payable and accrued expenses	1,191	150
Tenant prepayments	36	(54)
Security deposits	(9)	42
Net cash (used in) provided by operating activities	(3,447)	(1,024)

Cash flows from investing activities
Property acquisitions	(88,525)	(32,433)
Capital expenditures	(5,144)	(363)
Net cash (used in) provided by investing activities	(93,669)	(32,796)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	50,004	90,289
Payment of deferred financing costs	(316)	—
Repayments on borrowings	(149)	—
Distributions paid on common stock	(3,411)	(413)
Offering costs	(6,263)	(12,047)
Net cash (used in) provided by financing activities	39,865	77,829

Net (decrease) increase in cash	(57,251)	44,009
Cash at beginning of period	180,826	15,781
Cash at end of period	$123,575	$59,790

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchased $1.0 million or more of shares through the same participating broker-dealer. Discounts were also available for other categories of investors. The Company is also offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.56 per share ($9.50 per share prior to March 31, 2016). The Company has adopted a fiscal year ending December 31. On February 6, 2014, the Securities and Exchange Commission (the “SEC”) declared effective the Company's Registration Statement on Form S-11, as amended (Commission File No. 333-184476) (the “Registration Statement”), relating to the offering of up to 110,000,000 shares of the Company’s common stock, including shares offered pursuant to the Company's distribution reinvestment plan. The primary portion of the offering closed on February 10, 2016.
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
As of March 31, 2016, a total of 57,248,434 shares, including additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan (but excluding shares issued through stock distributions), have been issued in connection with the Company's public offering resulting in gross offering proceeds of $569.8 million. As of March 31, 2016, the Company had issued 1,457,137 shares for $13.6 million pursuant to its distribution reinvestment plan.
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
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 100% of its REIT taxable income to its stockholders. The Company also operates its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto, as of March 31, 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Fairways of Bent Tree	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	Spalding Crossing	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Holdings	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Fox Ridge	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	N/A	N/A	N/A

N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Investments
The Company records acquired real estate at fair value on its acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges as of March 31, 2016.
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
MARCH 31, 2016
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases are $21.6 million and $383,982 for the 12-month periods ending March 31, 2017 and 2018, respectively, and none thereafter.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. At March 31, 2016 and 2015, there were allowances for uncollectible accounts of $1,954 and $0, respectively.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

level, no distribution is required and the Company can increase book equity of the consolidated entity. As of March 31, 2016 and 2015, the Company had no TRSs.
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
Organization and Offering Costs
The Company incurred organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer-manager fees) of the Company were initially paid by the Advisor on behalf of the Company. Organization costs were expensed as incurred and included all expenses incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014, as amended (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organizational and offering costs it incurred on the Company's behalf, but only to the extent that such reimbursements did not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. The primary portion of the offering closed on February 10, 2016, at which point total organizational and offering costs incurred did not exceed 2.5% of the gross offering proceeds raised in the offering.
Through March 31, 2016, the Company incurred $11.2 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of March 31, 2016, the Advisor had advanced $7.2 million of these costs on behalf of the Company. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. As of March 31, 2016, the Company reimbursed $7.1 million of deferred offering costs to the Advisor. As of March 31, 2016, a total of $86,369 in reimbursable organizational and offering costs incurred on behalf of the Company by the Advisor had yet to be reimbursed by the Company. These costs are included in due to related parties on the consolidated balance sheet as of March 31, 2016.
Adoption of New Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. On January 1, 2016, the Company adopted ASU 2015-01 and the adoption had no impact on the Company's consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. On January 1, 2016, the Company adopted ASU 2015-02 and the adoption had no impact on the Company's consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Company on January 1, 2016 and the adoption had no impact on its consolidated financial statements. The Company has reclassified $2.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by the Company on January 1, 2016 and the adoption had no impact on its consolidated financial statements.

 Accounting Standards Issued But Not Yet Effective

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.

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
MARCH 31, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Non-cash operating, financing and investing activities:
Cash distributions on common stock declared but not yet paid	$8,212	$1,531
Stock issued pursuant to distribution reinvestment plan	4,996	731
Stock distributions issued	—	383
Deferred offering costs	—	2,158
Due to related parties	—	2,111
Mortgage notes payable assumed, at fair value	28,765	—
Other assets acquired through assumed mortgage notes payable, at fair value	62	—
Rental property acquired through assumed mortgage notes payable, at fair value	28,704	—

Cash paid during the period for:
Interest	$1,278	$153
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	March 31, 2016	December 31, 2015
Real estate taxes	$1,257	$1,586
Insurance	325	293
Capital improvements	1,732	2,022
	$3,314	$3,901
NOTE 5 - RENTAL PROPERTY, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$81,840	$66,487
Building and improvements	411,464	313,884
Furniture, fixtures and equipment	13,812	10,539
Construction in progress	3,199	1,710
	510,315	392,620
Less: accumulated depreciation	(9,149)	(5,295)
	$501,166	$387,325

Depreciation expense for the three months ended March 31, 2016 and 2015 was $3.9 million, and $496,194, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

NOTE 6 - ACQUISITION
As of March 31, 2016, the Company owned 12 properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of March 31, 2016.
The table below summarizes these acquisitions and the respective fair values assigned (in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Debt assumed	Other Liabilities	Fair Valued Assigned
Adair off Addison	Dallas, Texas	6/4/2014	$9,500	$1,889	$7,061	$199	$351	—	$(85)	$9,415
Overton Trails Apartment Homes	Fort Worth, Texas	12/19/2014	47,000	4,834	40,486	504	1,176	—	(60)	46,940
Uptown Buckhead	Atlanta, Georgia	3/30/2015	32,500	6,464	24,993	399	644	—	(117)	32,383
Crosstown at Chapel Hill	Chapel Hill, North Carolina	5/19/2015	46,750	7,098	37,947	608	1,097	—	(231)	46,519
Mayfair Chateau	Homewood, Alabama	8/21/2015	30,050	3,595	25,997	411	766	(22,189)	(148)	8,432
Fairways of Bent Tree	Dallas, Texas	8/27/2015	21,250	2,532	17,831	304	583	—	(229)	21,021
Spalding Crossing	Atlanta, Georgia	9/24/2015	41,000	5,030	34,765	399	806	—	(51)	40,949
Montclair Terrace	Portland, OR	10/29/2015	32,750	3,545	28,282	304	619	—	(80)	32,670
Grand Reserve	Naperville, IL	12/18/2015	66,700	11,971	52,310	1,097	1,322	—	(98)	66,602
Verdant Apartment Homes	Boulder, CO	12/18/2015	65,200	19,527	44,140	514	1,019	—	(344)	64,856
Fox Ridge	Centennial, CO	1/22/2016	60,250	8,578	49,990	492	1,191	—	(126)	60,125
Riverlodge	Austin, TX	3/23/2016	57,000	6,776	47,992	698	1,534	(28,765)	(393)	27,842

(1) Purchase price excludes closing costs and acquisition expenses.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

The table below summarizes the total revenues, net loss, and acquisition costs and fees of the Company's 2016 acquisitions (in thousands):

Three Months Ended
March 31,
Multifamily Community	2016
Fox Ridge
Total Revenues	$930
Net Loss	(613)
Acquisition Costs	52
Acquisition Fee	1,358
Riverlodge
Total Revenues	$134
Net Loss	(995)
Acquisition Costs	197
Acquisition Fee	1,380

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The value of acquired in-place leases totaled $11.1 million and $8.4 million as of March 31, 2016 and December 31, 2015, respectively, net of accumulated amortization of $7.4 million and $4.5 million, respectively. The weighted average remaining life of the rental leases is three months as of March 31, 2016. Amortization for the three months ended March 31, 2016 and March 31, 2015 was $2.9 million and $441,023, respectively. As of March 31, 2016, expected amortization for the in-place rental leases for the next 12 months is $3.8 million and none thereafter.
NOTES 8 - MORTGAGE NOTES PAYABLE
The following is a summary of the Company's mortgage notes payable (in thousands):

	Outstanding borrowings	Premium	Deferred Finance Costs	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs	Carrying Value
Collateral	March 31, 2016				December 31, 2015
Overton Trails Apartment Homes	$31,075	$—	$(371)	$30,704	$31,075	$—	$(382)	30,693
Uptown Buckhead	20,200	—	(311)	19,889	20,200	—	(320)	19,880
Crosstown at Chapel Hill	32,000	—	(464)	31,536	32,000	—	(491)	31,509
Mayfair Chateau - Key Bank	18,515	593	(279)	18,829	18,603	621	(293)	18,931
Mayfair Chateau - Capital One	2,728	45	(48)	2,725	2,739	47	(50)	2,736
Adair off Addison and Adair off Addison Apartment Homes	25,500	—	(552)	24,948	25,500	—	(583)	24,917
Spalding Crossing	24,600	—	(335)	24,265	24,600	—	(349)	24,251
Riverlodge	28,715	—	(312)	28,403	—	—	—	—
	$183,333	$638	$(2,672)	$181,299	$154,717	$668	$(2,468)	$152,917

	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Overton Trails Apartment Homes	1/1/2025	2.34%	99	(1) (3)
Uptown Buckhead	7/1/2025	2.66%	66	(1) (3)
Crosstown at Chapel Hill	7/10/2020	2.14%	74	(1) (4)
Mayfair Chateau - Key Bank	11/1/2021	4.73%	104	(2)
Mayfair Chateau - Capital One	11/1/2021	5.40%	16	(2)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.99%	74	(1) (3)
Spalding Crossing	1/1/2022	3.88%	104	(2)
Riverlodge	5/1/2022	3.76%	144	(2)

(1)	Variable rate based on one-month LIBOR of 0.1930% (as of March 31, 2016) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

On June 4, 2014, in connection with the acquisition of Adair off Addison, the Company entered into a $7.5 million, secured mortgage loan with Berkadia Commercial Mortgage, LLC (the "Adair Mortgage Loan"), secured by Adair off Addison. The Adair Mortgage Loan, was set to mature on July 1, 2024, bearing interest at a floating rate of one-month LIBOR plus 2.37%. The Adair Mortgage Loan was refinanced on December 9, 2015 with the Adair off Addison Apartment Homes Mortgage Loan (discussed below).
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
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, the Company assumed a $18.5 million secured first mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, the Company assumed a $2.7 million secured second mortgage loan with Capital One (the "Mayfair Capital One Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Capital One Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 5.40%. Monthly payments include interest and principal, in the amount of approximately $16,000 per month.
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of March 31, 2016, the net unamortized fair value of debt assumed adjustment was $637,909 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
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
On March 23, 2016, in connection with the acquisition of Riverlodge, the Company assumed a $28.7 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Riverlodge Mortgage Loan"), secured by Riverlodge. The Riverlodge Mortgage Loan, which matures May 1, 2022, bears interest at a fixed rate of 3.76%. Monthly payments include interest and principal, in the amount of approximately $144,000

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

per month. The contract fixed interest rate was in line with the market rates, therefore the Company did not record either a premium or discount in conjunction with the loan assumption.
Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium, for each of the next five 12-month periods ending March 31 and thereafter, are as follows (in thousands):

2017	$1,177
2018	2,788
2019	3,494
2020	3,572
2021	57,657
Thereafter	114,645
Total mortgage payments	$183,333
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $1.8 million for renovations at Uptown Buckhead by June 30, 2017. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ended December 31, 2017, the property must maintain a certain level of debt service coverage.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of March 31, 2016 and December 31, 2015, accumulated amortization of deferred financing costs was $252,094 and $139,722, respectively. Amortization of deferred financing costs for the next five 12-month periods ending March 31 and thereafter, is as follows (in thousands):

2017	$475
2018	480
2019	472
2020	464
2021	367
Thereafter	414
$2,672

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

	Unrealized loss on derivatives
	March 31, 2016	March 31, 2015
Beginning of period	$(117)	$(34)
Change in unrealized loss on designated hedge	(35)	(28)
End of period	$(152)	$(62)
NOTE 10 - RELATED PARTY TRANSACTIONS
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
During the course of the primary offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts are reimbursed to the Advisor from the proceeds from the offering. As of March 31, 2016, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $7.2 million.
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
MARCH 31, 2016
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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended March 31, 2016 and 2015.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, serves as the Company’s dealer-manager and was responsible for marketing the Company’s shares during the primary portion of its public offering. Pursuant to the terms of the dealer-manager agreement with Resource Securities, the Company paid Resource Securities a selling commission of up to 7% of gross primary offering proceeds and a dealer-manager fee of up to 3% of gross primary offering proceeds. Resource Securities reallowed all selling commissions earned and a portion of the dealer-manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer-manager fees were earned by Resource Securities in connection with sales under the distribution reinvestment plan.
Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	March 31, 2016	December 31, 2015
Due from related parties:
Resource Securities	$—	$37
RAI - self-insurance funds held in escrow	81	326
	$81	$363

Due to related parties:
Advisor
Acquisition fees	$—	$2,646
Asset management fees	—	309
Organization and offering costs	86	1,938
Operating expense reimbursements	572	115

Manager
Property management fees	152	99
Other reimbursements	245	217

Resource Securities
Selling commissions and dealer-manager fees	—	711
	$1,055	$6,035

Graphic Images (1)	$—	$3

(1)	Included in Accrued expenses on the consolidated balance sheets.

	Three Months Ended
	March 31,
	2016	2015
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$2,969	$896
Asset management fees (2)	$1,317	$178
Debt financing fees (3)	$144	$193
Organization and offering costs (4)	$86	$492
Operating expense reimbursements (5)	$523	$245

Manager
Property management fees (2)	$400	$75
Construction management fees (8)	$181	$—
Operating expense reimbursements (5)	$29	$45
Information technology fees (5)	$32	$—

Resource Securities
Selling commissions and dealer-manager fees (7)	$4,192	$464

Other
Graphic Images (4)	$3	$6

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.
(2)     Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.
(3)    Included in Mortgage notes payable, net on the consolidated balance sheets.
(4)     Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets.
(5)     Included in General and administrative on the consolidated statements of operations and comprehensive (loss) income.
(6)     Included in Due to Related Parties on the consolidated balance sheets.
(7)     Included in Stockholders' equity on the consolidated balance sheets.
(8)    Included in Rental Properties, net on the consolidated balance sheets.
NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of March 31, 2016, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of March 31, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

Common Stock
As of March 31, 2016, the Company had an aggregate of 57,496,399 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	1,457,137	13,640
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Redemptions	(13,400)	(130)
	57,496,399	$569,857

Redemptions
During the three months ended March 31, 2016, the Company redeemed shares as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	—	(2)
February 2016	—	$—	—	(2)
March 2016	8	$9.64	8	(2)

(1)	All purchases of equity securities by the Company in the three months ended March 31, 2016 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the three months ended March 31, 2016.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

Distributions
For the three months ended March 31, 2016, the Company paid aggregate distributions of $8.4 million, including $3.4 million of distributions paid in cash and $5.0 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 17, 2015	$0.00164384	December 31, 2015 through January 28, 2016	January 29, 2016	$1,540	$1,040	$2,580
December 17, 2015	0.00164384	January 29, 2016 through February 26, 2016	February 29, 2016	1,618	1,103	2,721
February 24, 2016	0.00164384	February 27, 2016 through March 30, 2016	March 31, 2016	1,843	1,263	3,106
				$5,001	$3,406	$8,407

On March 29, 2016, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from March 31, 2016 through and including June 29, 2016, payable on April 29, 2016 , May 31, 2016 and June 30, 2016.
NOTE 12 - FAIR VALUE MEASURES AND DISCLOSURES
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
MARCH 31, 2016
(unaudited)

Derivatives (interest rate caps) which are reported at fair value in the consolidated balance sheets are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors (Level 2).

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Interest rate caps	$—	$17	$—	$17
	$—	$17	$—	$17
Liabilities:
Cancelable swap		(404)		(404)
	$—	$(404)	$—	$(404)

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Interest rate caps	$—	$52	$—	$52
	$—	$52	$—	$52
Liabilities:
Cancelable swap		(127)		(127)
	$—	$(127)	$—	$(127)
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Derivative liabilities on the consolidated balance sheet.
The carrying amount and fair value of the Company’s mortgage notes payable are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$183,333	$179,557	38,540	38,540
The fair value of the mortgage notes payable with fixed interest rates was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3). The fair values of four of the mortgage notes payable with variable interest rates equals the carrying amounts because the variable interest rate of each credit facility is considered a market rate. (Level 3).
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

NOTE 13 - DERIVATIVES AND HEDGING ACTIVITIES
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
Interest Rate Caps
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $18,033 will be reclassified as an increase to interest expense.
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
As of March 31, 2016, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	3	$78,775	January 1, 2018 through July 1, 2019
Derivatives not designated as hedging instruments:
Cancelable swap	1	$32,000	July 28, 2020

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

Asset Derivatives				Liabilities Derivatives
March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$17	Interest rate caps	$52	NA	$—	NA	$—
NA	$—	NA	—	Cancelable swap	(404)	Cancelable swap	(127)
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Derivative liability on the consolidated balance sheet.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 31, 2016	March 31, 2015
Interest rate caps	Interest expense	$(1)	—

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 31, 2016	March 31, 2015
Cancelable swap	Interest expense	$(394)	—
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements, was $431,448. As of March 31, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $431,448.
NOTE 14 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended March 31, 2016 exceeded the charter imposed limitation; however, the conflicts committee of the board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.
NOTE 15 - SUBSEQUENT EVENTS

On April 14, 2016, the Company entered into a seven-year secured mortgage loan with Allstate Financing, an unaffiliated lender, for borrowings of approximately $37.3 million secured by Canterwood (the "Canterwood Mortgage Loan"). The Canterwood Mortgage Loan matures May 1, 2023.

On April 14, 2016, the Company entered into a seven-year secured mortgage loan with Allstate Life Insurance Company, an unaffiliated lender, for borrowings of approximately $40.2 million secured by Fox Ridge (the "Fox Ridge Mortgage Loan"). The Fox Ridge Mortgage Loan matures May 1, 2023.

On April 25, 2016, the Company entered into an agreement of sale to purchase a 357-unit multifamily community located in Portland, Oregon from an unaffiliated seller for $81.5 million.

On May 16, 2016, the Company entered into a seven-year secured mortgage loan with Berkadia Commercial Mortgage, an unaffiliated lender, for borrowings of approximately $42.8 million secured by Grand Reserve (the "Grand Reserve Mortgage Loan"). The Grand Reserve Mortgage Loan matures May 16, 2023.

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
Overview
We are a Maryland corporation that invests in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. Our targeted portfolio will consist, at the time of acquisition, of commercial real estate assets, principally (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Real Estate Opportunity Advisor II, LLC, our external advisor, or the Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014 and terminated the primary portion of the offering in February 2016. We describe this offering in “Liquidity and Capital Resources,” below.
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of March 31, 2016, we owned 12 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$9,747	$1,680
Total revenues	9,747	1,680

Expenses:
Rental operating	4,891	750
Acquisition costs	3,076	896
Management fees	1,890	253
General and administrative	1,874	656
Loss on disposal of assets	1,027	403
Depreciation and amortization expense	6,741	937
Total expenses	19,499	3,895
Loss before other income (expense)	(9,752)	(2,215)

Other income (expense):
Interest income	57	19
Interest expense	(1,616)	(224)
Net loss	$(11,311)	$(2,420)
Revenues. Rental income increased by $8.1 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase is due to the acquisition of nine additional properties since March 31, 2015.
Expenses.  Our operating expenses for the three months ended March 31, 2016 were from the ongoing operations of our business and the ownership of 12 operating properties.
Acquisition costs increased by $2.2 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to the acquisition of two multifamily properties during the three months ended March 31, 2016 with an aggregate purchase price of $117.3 million versus the acquisition of one multifamily property during the three months ended March 31, 2015 with an aggregate purchase price of $32.5 million.
Management fees increased by $1.6 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to the increase in the asset management fee paid to the Advisor related to the ownership of nine additional properties since March 31, 2015. The asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by $1.2 million during three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily related to the following:
Company level expenses during the three months ended March 31, 2016 included $442,000 in payroll costs allocated to us by our Advisor, and $671,000 of professional fees.
Property level expenses during the three months ended March 31, 2016 of $406,000 were related to the operations of our 12 multifamily properties acquired after March 31, 2015, and increased as a result of the acquisition of nine additional properties after March 31, 2015.
Loss on disposal of assets of $1.0 million related to the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition.

(Back to Index)

Interest expense increased by $1.4 million during three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as a result of seven additional mortgages either entered into or assumed since March 31, 2015, which were used to finance property acquisition, as well as amortization of deferred financing costs.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
From February 2014 to February 2016, we offered and sold in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. We also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.56 per share ($9.50 per share prior to March 31, 2016). As of March 31, 2016, we had raised $556.2 million in our public offering.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 10 to our consolidated financial statements.
Capital Expenditures
We deployed a total of $5.1 million during the three months ended March 31, 2016 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2016 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital budgeted
	March 31, 2016
Adair off Addison	$253	$662
Overton Trails	640	3,802
Uptown Buckhead	899	2,177
Crosstown at Chapel Hill	1,238	6,534
Mayfair Chateau	203	6,794
Adair off Addison Apartment Homes	732	3,765
Spalding Crossing	573	4,342
All other properties	606	39,378
	$5,144	67,455

(Back to Index)

(Back to Index)

Common Stock
As of March 31, 2016, we had an aggregate of 57,496,399 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	1,457,137	13,640
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Redemptions	(13,400)	(130)
	57,496,399	$569,857
Debt
The following is a summary of our mortgage notes payable (in thousands):

	Outstanding borrowings	Premium	Deferred Finance Costs	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs	Carrying Value
Collateral	March 31, 2016				December 31, 2015
Overton Trails Apartment Homes	$31,075	$—	$(371)	$30,704	$31,075	$—	$(382)	30,693
Uptown Buckhead	20,200	—	(311)	19,889	20,200	—	(320)	19,880
Crosstown at Chapel Hill	32,000	—	(464)	31,536	32,000	—	(491)	31,509
Mayfair Chateau - Key Bank	18,515	593	(279)	18,829	18,603	621	(293)	18,931
Mayfair Chateau - Capital One	2,728	45	(48)	2,725	2,739	47	(50)	2,736
Adair off Addison and Adair off Addison Apartment Homes	25,500	—	(552)	24,948	25,500	—	(583)	24,917
Spalding Crossing	24,600	—	(335)	24,265	24,600	—	(349)	24,251
Riverlodge	28,715	—	(312)	28,403	—	—	—	—
	$183,333	$638	$(2,671)	$181,299	$154,717	$668	$(2,468)	$152,917

	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Overton Trails Apartment Homes	1/1/2025	2.34%	99	(1) (3)
Uptown Buckhead	7/1/2025	2.66%	66	(1) (3)
Crosstown at Chapel Hill	7/10/2020	2.14%	74	(1) (4)
Mayfair Chateau - Key Bank	11/1/2021	4.73%	104	(2)
Mayfair Chateau - Capital One	11/1/2021	5.40%	16	(2)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.99%	74	(1) (3)
Spalding Crossing	1/1/2022	3.88%	104	(2)
Riverlodge	5/1/2022	3.76%	144	(2)

(1)	Variable rate based on one-month LIBOR of 0.1930% (as of March 31, 2016) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(Back to Index)

(Back to Index)

On June 4, 2014, in connection with our acquisition of Adair off Addison, we entered into a $7.5 million, 10-year secured mortgage loan with Berkadia Commercial Mortgage, LLC, (the "Adair Mortgage Loan"), secured by Adair off Addison. The Adair Mortgage Loan was refinanced on December 9, 2015 with the Adair off Addison Apartment Homes Mortgage Loan (discussed below).
On December 19, 2014, in connection with our acquisition of Overton Trails Apartment Homes, we entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Overton Mortgage Loan"), secured by Oak Hill. The Overton Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.90%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, will amount to approximately $109,000 per month.
On June 30, 2015, the Company entered into a $20.2 million, secured mortgage loan with Prudential Multifamily Mortgage, LLC (the "Uptown Buckhead Mortgage Loan"), secured by Uptown Buckhead. The Uptown Buckhead Mortgage Loan, which matures on June 1, 2025, bears interest at a floating rate of one-month LIBOR plus 2.22%. Monthly payments are initially interest only. Beginning with the July 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, will amount to approximately $74,000 per month.
On July 28, 2015, we entered into a $32.0 million secured mortgage loan with Bank of America, N.A. (the "Crosstown Mortgage Loan"), secured by Crosstown at Chapel Hill. The Crosstown Mortgage Loan, which matures on July 10, 2020, bears interest at a floating rate of one-month LIBOR plus 1.70%. Monthly payments are initially interest only. Beginning with the August 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, will amount to approximately $85,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, we assumed a $18.5 million secured first mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, we assumed a $2.7 million secured second mortgage loan with Capital One (the "Mayfair Capital One Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Capital One Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 5.40%. Monthly payments include interest and principal, in the amount of approximately $16,000 per month.
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value is being amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of March 31, 2016, the net unamortized fair value of debt was $637,909 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
On December 9, 2015, we entered into a $25.5 million secured mortgage loan with Capital One (the "Adair off Addison Apartment Homes Mortgage Loan"), secured by Adair off Addison and Adair off Addison Apartment Homes. The Adair off Addison Apartment Homes Mortgage Loan refinanced the existing Adair off Addison Mortgage Loan (discussed above). The Adair off Addison Apartment Home Mortgage Loan, which matures on January 1, 2021, bears interest at a floating rate of one-month LIBOR plus 1.55%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, will amount to approximately $78,000 per month.
On December 18, 2015, we entered into a $24.6 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Spalding Mortgage Loan"), secured by Spalding Crossing. The Spalding Mortgage Loan, which matures on January 1, 2022, bears interest at a fixed rate of 3.88%. Monthly payments are initially interest only. Beginning with the February 2018 payment, monthly payments will include interest and principal, which based upon current interest rates, will amount to approximately $116,000 per month.
On March 23, 2016, in connection with the acquisition of Riverlodge, we assumed a $28.7 million secured mortgage loan with GEMSA Loan Services (the "Riverlodge Mortgage Loan"), secured by Riverlodge. The Riverlodge Mortgage Loan, which matures May 1, 2022, bears interest at a fixed rate of 3.76%. Monthly payments include interest and principal in the amount of approximately $144,000 per month. The contractual fixed interest rate was in line with the market rates, therefore the Company did not record either a premium or discount in conjunction with the loan assumption.

(Back to Index)

(Back to Index)

Operating Properties
As of March 31, 2016, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Fairways of Bent Tree	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	Spalding Crossing	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Holdings	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Fox Ridge	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
		3,386
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
Organization and Offering Costs
Our Advisor advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our public offering.  This included all organization and offering costs other than selling commissions and dealer manager fees, but only to the extent that such reimbursement would not have caused organizational and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of March 31, 2016, the Advisor advanced a total of $7.2 million for organization and offering costs and received $7.1 million in reimbursements.
Acquisition and Asset Management Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 10 of the notes to our consolidated financial statements.
Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total

(Back to Index)

(Back to Index)

operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended March 31, 2016 exceeded the charter imposed limitation; however, the conflicts committee of our board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of our operations.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015.
Distributions
For the three months ended March 31, 2016, we paid aggregate distributions of $8.4 million, including $3.4 million of distributions paid in cash and $5.0 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended March 31, 2016 (in thousands, except per share data):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2016	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,406	$5,001	$8,407	$(3,447)	$(3,447)	$8,212	$0.147946	-/-	$8,407/100%

(Back to Index)

(Back to Index)

On March 29, 2016, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from March 31, 2016 through and including June 29, 2016, payable on April 29, 2016, May 31, 2016 and June 30, 2016.
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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our acquisition stage is completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of the commencement of our initial public offering and our active real estate operations and the general and administrative expenses incurred in connection with these events. FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended
	March 31,
	2016	2015
Net loss – GAAP	$(11,311)	$(2,420)
Depreciation expense	3,885	496
FFO	(7,426)	(1,924)
Adjustments for straight-line rents	(23)	(4)
Losses on cancelable swap, including fair value adjustments	394	—
Amortization of intangible lease assets	2,856	441
Acquisition costs	3,076	896
MFFO	$(1,123)	$(591)

Basic and diluted loss per common share - GAAP	$(0.20)	$(0.67)
FFO per share	$(0.13)	$(0.53)
MFFO per share	$(0.02)	$(0.16)

Weighted average shares outstanding	56,330	3,614
Off-Balance Sheet Arrangements
As of March 31, 2016 and 2014, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events

On April 14, 2016, we entered into a seven-year secured mortgage loan with Allstate Financing, an unaffiliated lender, for borrowings of approximately $37.3 million secured by Canterwood (the "Canterwood Mortgage Loan"). The Canterwood Mortgage Loan matures April 14, 2023.

On April 14, 2016, we entered into a seven-year secured mortgage loan with Allstate Life Insurance Company, an unaffiliated lender, for borrowings of approximately $40.2 million secured by Fox Ridge (the "Fox Ridge Mortgage Loan"). The Fox Ridge Mortgage Loan matures May 1, 2023.

On April 25, 2016, we entered into an agreement of sale to purchase a 357-unit multifamily community located in Portland, Oregon from an unaffiliated seller for $81.5 million.

On May 16, 2016, the Company entered into a seven-year secured mortgage loan with Berkadia Commercial Mortgage, an unaffiliated lender, for borrowings of approximately $42.8 million secured by Grand Reserve (the "Grand Reserve Mortgage Loan"). The Grand Reserve Mortgage Loan matures May 16, 2023.
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

(Back to Index)

(Back to Index)

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended March 31, 2016 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended March 31, 2016 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We offered 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan were initially being offered at an offering price of $9.50 per share. As of March 31, 2016, our advisor has incurred costs on our behalf of approximately $7.2 million. We terminated the primary portion of our initial public offering on February 6, 2016. We continue to offer shares to our existing stockholders pursuant to our distribution reinvestment plan.

As of March 31, 2016, a total of 57.5 million shares, including shares purchased by our Advisor, have been issued in connection with our public offering resulting in gross offering proceeds of $569.9 million. From the commencement of our public offering through March 31, 2016, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain organizational and offering costs (in thousands).

Types of Expense	Amount
Selling commissions	$37,395
Dealer manager fees	9,775
Other organization and offering costs (excluding underwriting compensation)	6,903
Total expenses	$54,073
 From the commencement of our ongoing initial public offering through March 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $515.8 million.  As of March 31, 2016, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $510.0 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $11.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
Share Redemption Program
Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors could choose to amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and prior to the time we established a net asset value ("NAV") per share of our common stock, the purchase price for shares redeemed under the redemption program was as follows:

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
Notwithstanding the foregoing, until we established an NAV per share, shares received as a stock distribution were redeemed at a purchase price of $8.56. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date.
In connection with the approval by our board of directors of an estimated value per share of our common stock of $9.01 on March 29, 2016, the price at which shares are now redeemed under our share redemption program is as follows:

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
During the three months ended March 31, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	—	(2)
February 2016	—	$—	—	(2)
March 2016	7,817	$9.64	7,817	(2)

(1)	All purchases of equity securities by us in the three months ended March 31, 2016 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended March 31, 2016.

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

May 16, 2016	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 16, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)