Form 10-Q
period 2016-06-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2016-08-15
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 11, 2016, there were 58,242,665 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:
Rental properties, net	$653,097	$388,157
Identified intangible assets, net	3,620	3,882
	656,717	392,039

Cash	151,711	180,826
Restricted cash	6,023	3,901
Tenant receivables, net	50	17
Due from related parties	849	363
Subscriptions receivable	—	7,614
Prepaid expenses and other assets	1,366	2,260
Deferred offering costs	—	1,937
Total assets	$816,716	$588,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$373,267	$152,917
Accounts payable and accrued expenses	12,435	5,942
Due to related parties	1,078	6,035
Tenant prepayments	396	314
Security deposits	1,041	572
Distributions payable	8,746	2,778
Derivative liability	428	127
Total liabilities	397,391	168,685

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 58,049,579 and 52,696,985 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	579	526
Additional paid-in capital	511,259	465,448
Accumulated other comprehensive loss	(200)	(117)
Accumulated deficit	(92,314)	(45,586)
Total stockholders’ equity	419,325	420,272
Total liabilities and stockholders’ equity	$816,716	$588,957
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$12,489	$2,751	$22,236	$4,431
Total revenues	12,489	2,751	$22,236	$4,431

Expenses:
Rental operating	5,983	1,438	10,901	2,188
Acquisition costs	3,768	1,263	6,844	2,159
Management fees	2,041	453	3,931	705
General and administrative	1,819	892	3,666	1,547
Loss on disposal of assets	822	608	1,849	1,011
Depreciation and amortization expense	7,984	1,844	14,725	2,782
Total expenses	22,417	6,498	41,916	10,392
Loss before other income (expense)	(9,928)	(3,747)	(19,680)	(5,961)

Other income (expense):
Interest income	52	26	109	45
Interest expense	(2,539)	(229)	(4,155)	(453)
Net loss	(12,415)	(3,950)	(23,726)	(6,369)

Other comprehensive loss:
Designated derivative, fair value adjustment	(48)	(14)	(83)	(42)
Comprehensive loss	$(12,463)	$(3,964)	$(23,809)	$(6,411)

Weighted average common shares outstanding	57,709	18,935	57,027	13,605

Basic and diluted loss per common share	$(0.22)	$(0.21)	$(0.42)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2016	52,697	526	50	1	465,448	(117)	(45,586)	420,272
Issuance of common stock	4,259	43	—	—	42,423	—	—	42,466
Offering costs	—	—	—	—	(6,263)	—	—	(6,263)
Common stock issued through distribution reinvestment plan	1,149	11	—	—	10,130	—	(10,141)	—
Distributions declared	—	—	—	—	—	—	(12,861)	(12,861)
Share redemptions	(56)	(1)	—	—	(479)	—	—	(480)
Designated derivative, fair value adjustment	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(23,726)	(23,726)
Balance, at June 30, 2016	58,049	$579	50	$1	$511,259	$(200)	$(92,314)	$419,325

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2016	2015
Cash flows from operating activities:
Net loss	$(23,726)	$(6,369)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	1,849	1,011
Depreciation and amortization	14,725	2,782
Amortization of deferred financing costs	290	31
Amortization of mortgage premiums	(60)	—
Change in fair value of interest rate swap	301	—
Changes in operating assets and liabilities:
Restricted cash	(824)	(660)
Tenant receivables, net	(33)	(3)
Due from related parties	(485)	(185)
Prepaid expenses and other assets	2,491	(31)
Due to related parties	(3,019)	(302)
Accounts payable and accrued expenses	5,718	883
Tenant prepayments	44	64
Security deposits	(17)	3
Net cash (used in) provided by operating activities	(2,746)	(2,776)

Cash flows from investing activities
Property acquisitions	(239,427)	(79,057)
Capital expenditures	(13,746)	(1,873)
Restricted cash - capital reserves	(850)	(284)
Net cash (used in) provided by investing activities	(254,023)	(81,214)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	49,599	188,123
Payment of deferred financing costs	(2,752)	(540)
Increase in borrowings	194,607	20,200
Repayments on borrowings	(500)	—
Purchase of interest rate caps	(145)	(87)
Distributions paid on common stock	(6,892)	(1,525)
Offering costs	(6,263)	(21,473)
Net cash (used in) provided by financing activities	227,654	184,698

Net (decrease) increase in cash	(29,115)	100,708
Cash at beginning of period	180,826	15,781
Cash at end of period	$151,711	$116,489

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchased $1.0 million or more of shares through the same participating broker-dealer. Discounts were also available for other categories of investors. The Company is also offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.56 per share ($9.50 per share prior to June 30, 2016). The Company has adopted a fiscal year ending December 31. On February 6, 2014, the Securities and Exchange Commission (the “SEC”) declared effective the Company's Registration Statement on Form S-11, as amended (Commission File No. 333-184476) (the “Registration Statement”), relating to the offering of up to 110,000,000 shares of the Company’s common stock, including shares offered pursuant to the Company's distribution reinvestment plan. The primary portion of the offering closed on February 10, 2016.
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
As of June 30, 2016, a total of 57,864,447 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan (but excluding shares issued through stock distributions to the Advisor), have been issued in connection with the Company's public offering resulting in gross offering proceeds of $575.1 million. As of June 30, 2016, the Company had issued 2,058,150 shares for $18.8 million pursuant to its distribution reinvestment plan.
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
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 100% of its REIT taxable income to its stockholders. The Company also operates its business in a manner that is intended to permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto, as of June 30, 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	Santa Rosa	476	Irving, TX

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
JUNE 30, 2016
(unaudited)

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease
As four of the Company's multifamily properties are located in the Dallas-Fort Worth area, two properties are located in Portland, Oregon, two properties are located in the Atlanta area and two properties are located in the Denver area, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges as of June 30, 2016.
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
JUNE 30, 2016
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases are $28.1 million and $339,942 for the 12-month periods ending June 30, 2017 and 2018, respectively, and none thereafter.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. At June 30, 2016 and 2015, there were allowances for uncollectible accounts of $5,686 and $0, respectively.
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
JUNE 30, 2016
(unaudited)

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of June 30, 2016 and December 31, 2015, the Company had no TRSs.
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Due to reported losses for the current periods presented, the convertible shares (discussed in Note 11) are not included in the diluted earnings per share calculation, as they would be anti-dilutive. All common shares and per common share information in the consolidated financial statements have been adjusted retroactively for the effect of one 0.625% stock distribution issued on July 14, 2014, one 1.00% stock distribution issued October 15, 2014, one 0.83333% stock distribution issued on January 15, 2015, one 0.5% stock distribution issued on April 15, 2015, and one 0.5% stock distribution issued on July 15, 2015.
Correction of an Immaterial Error
During the second quarter ended June 30, 2016, the Company made an adjustment to correct an immaterial error related to the accrual of real estate taxes. As a result of this error, the Company adjusted accounts payable and accrued expenses and rental properties by $832,283, respectively. The adjustment impacts the Consolidated Balance Sheet, Note 5- Rental Properties, net and Note 6 - Acquisitions as of December 31, 2015. This correction had no impact of earnings or cash flows.
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
Through June 30, 2016, the Company incurred $11.2 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of June 30, 2016, the Advisor had incurred $7.2 million of these costs on behalf of the Company. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company. As of June 30, 2016, the Company had reimbursed all $7.2 million of deferred offering costs to the Advisor.
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
JUNE 30, 2016
(unaudited)

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
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Company on January 1, 2016. Accordingly, the Company has reclassified $2.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
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
JUNE 30, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Non-cash operating, financing and investing activities:
Cash distributions on common stock declared but not yet paid	$8,746	$3,448
Stock issued pursuant to distribution reinvestment plan	10,141	2,417
Stock distributions issued	—	1,070
Deferred offering costs	—	1,559
Due to related parties	—	1,649
Mortgage notes payable assumed, at fair value	28,765	—
Other assets acquired through assumed mortgage notes payable, at fair value	61	—
Rental property acquired through assumed mortgage notes payable, at fair value	28,704	—

Cash paid during the period for:
Interest	$2,950	$368
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	June 30, 2016	December 31, 2015
Real estate taxes	$2,937	$1,586
Insurance	204	293
Capital improvements	2,882	2,022
	$6,023	$3,901
NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$100,053	$66,487
Building and improvements	540,848	314,716
Furniture, fixtures and equipment	21,624	10,539
Construction in progress	4,669	1,710
	667,194	393,452
Less: accumulated depreciation	(14,097)	(5,295)
	$653,097	$388,157

Depreciation expense for the three and six months ended June 30, 2016 was $4.9 million, and $8.8 million, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $902,373 and $1.4 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

NOTE 6 - ACQUISITIONS
As of June 30, 2016, the Company owned 14 properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of June 30, 2016.
The table below summarizes these acquisitions and the respective fair values assigned (in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Debt assumed	Other Liabilities	Fair Valued Assigned
Adair off Addison	Dallas, Texas	6/4/2014	$9,500	$1,889	$7,061	$199	$351	$—	$(85)	$9,415
Overton Trails Apartment Homes	Fort Worth, Texas	12/19/2014	47,000	4,834	40,486	504	1,176	—	(60)	46,940
Uptown Buckhead	Atlanta, Georgia	3/30/2015	32,500	6,464	24,993	399	644	—	(117)	32,383
Crosstown at Chapel Hill	Chapel Hill, North Carolina	5/19/2015	46,750	7,098	37,947	608	1,097	—	(231)	46,519
Mayfair Chateau	Homewood, Alabama	8/21/2015	30,050	3,595	25,997	411	766	(22,189)	(148)	8,432
Adair off Addison Apartment Homes	Dallas, Texas	8/27/2015	21,250	2,532	17,831	304	583	—	(229)	21,021
1000 Spalding Apartment Homes	Atlanta, Georgia	9/24/2015	41,000	5,030	34,765	399	806	—	(51)	40,949
Montclair Terrace	Portland, Oregon	10/29/2015	32,750	3,545	28,282	304	619	—	(80)	32,670
Grand Reserve	Naperville, Illinois	12/18/2015	66,700	12,132	52,982	1,097	1,322	—	(98)	67,435
Verdant Apartment Homes	Boulder, Colorado	12/18/2015	65,200	19,527	44,140	514	1,019	—	(344)	64,856
Arcadia Apartment Homes	Centennial, Colorado	1/22/2016	60,250	8,578	49,990	492	1,191	—	(126)	60,125
Riverlodge	Austin, Texas	3/23/2016	57,000	6,776	47,992	698	1,534	(28,765)	(393)	27,842
Breckenridge	Portland, Oregon	5/17/2016	81,500	9,642	69,701	812	1,345	—	(181)	81,319
Santa Rosa	Irvine, Texas	6/28/2016	70,000	8,410	59,326	718	1,546	—	(616)	69,384

(1) Contractual purchase price excludes closing costs and acquisition expenses.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

The table below summarizes the total revenues, net loss, and acquisition costs and fees of the Company's 2016 acquisitions (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Multifamily Community	2016	2016
Arcadia Apartment Homes
Total Revenues	$1,257	$2,187
Net Loss	(612)	(1,225)
Acquisition Costs	—	52
Acquisition Fee	13	1,371
Riverlodge
Total Revenues	1,574	1,708
Net Loss	(885)	(1,879)
Acquisition Costs	—	197
Acquisition Fee	—	1,380
Breckenridge
Total Revenues	671	671
Net Loss	(1,179)	(1,179)
Acquisition Costs	158	158
Acquisition Fee	1,798	1,798
Santa Rosa
Total Revenues	51	51
Net Loss	(169)	(169)
Acquisition Costs	163	163
Acquisition Fee	1,627	1,627

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The value of acquired in-place leases totaled $14.0 million and $8.4 million as of June 30, 2016 and December 31, 2015, respectively, net of accumulated amortization of $10.4 million and $4.5 million, respectively. The weighted average remaining life of the rental leases is nine months as of June 30, 2016. Amortization for the three months ended June 30, 2016 and 2015 was $3.0 million and $942,070, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $5.9 million and $1.4 million, respectively. As of June 30, 2016, expected amortization for the in-place rental leases for the next 12 months is $3.6 million and none thereafter.
NOTE 8 - MORTGAGE NOTES PAYABLE
The following is a summary of the Company's mortgage notes payable (in thousands):

	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2016				December 31, 2015
Overton Trails Apartment Homes	$31,075	$—	$(360)	$30,715	$31,075	$—	$(382)	30,693
Uptown Buckhead	20,200	—	(302)	19,898	20,200	—	(320)	19,880
Crosstown at Chapel Hill	32,000	—	(428)	31,572	32,000	—	(491)	31,509
Mayfair Chateau - Key Bank	18,427	566	(266)	18,727	18,603	621	(293)	18,931
Mayfair Chateau - Capital One	2,719	43	(46)	2,716	2,739	47	(50)	2,736
Adair off Addison and Adair off Addison Apartment Homes	25,500	—	(523)	24,977	25,500	—	(583)	24,917
1000 Spalding Apartment Homes	24,600	—	(320)	24,280	24,600	—	(349)	24,251
Riverlodge	28,610	—	(433)	28,177	—	—	—	—
Verdant Apartment Homes	37,300	—	(373)	36,927	—	—	—	—
Arcadia Apartment Homes	40,200	—	(409)	39,791	—	—	—	—
Grand Reserve	42,832	—	(483)	42,349	—	—	—	—
Montclair Terrace	21,300	—	(383)	20,917	—	—	—	—
Breckenridge	52,975	—	(754)	52,221	—	—	—	—
	$377,738	$609	$(5,080)	$373,267	$154,717	$668	$(2,468)	$152,917

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

	Maturity Date	Annual Interest Rate	Average Monthly Debt Service		Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	2.37%	99	(1) (3)	155
Uptown Buckhead	7/1/2025	2.69%	66	(1) (3)	70
Crosstown at Chapel Hill	7/10/2020	2.17%	74	(1) (4)	—
Mayfair Chateau - Key Bank	11/1/2021	4.73%	104	(2)	27
Mayfair Chateau - Capital One	11/1/2021	5.40%	16	(2)	—
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	2.02%	74	(1) (3)	—
1000 Spalding Apartment Homes	1/1/2022	3.88%	104	(2)	39
Riverlodge	5/1/2022	3.76%	144	(2)	130
Verdant Apartment Homes	5/1/2023	3.89%	152	(2)	26
Arcadia Apartment Homes	5/1/2023	3.89%	164	(2)	19
Grand Reserve	6/1/2023	3.04%	173	(1)	88
Montclair Terrace	6/1/2023	2.92%	84	(1)	21
Breckenridge	7/1/2023	2.83%	183	(1)	54

(1)	Variable rate based on one-month LIBOR of 0.4651% (as of June 30, 2016) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Variable rate hedged with variable-for-fixed interest rate swap
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
On December 19, 2014, in connection with the acquisition of Overton Trails Apartment Homes, the Company entered into a $31.1 million, secured mortgage loan with M&T Realty Capital Corporation (the "Overton Mortgage Loan"), secured by Overton Trails Apartment Homes. The Overton Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.91%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, amount to approximately $109,000 per month.
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
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, the Company assumed a $18.4 million secured first mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

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
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of June 30, 2016, the net unamortized fair value of debt assumed adjustment was $609,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
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
On March 23, 2016, in connection with the acquisition of Riverlodge, the Company assumed a $28.8 million secured mortgage loan with CBRE Capital Markets, Inc. (the "Riverlodge Mortgage Loan"), secured by Riverlodge. The Riverlodge Mortgage Loan, which matures May 1, 2022, bears interest at a fixed rate of 3.76%. Monthly payments include interest and principal, in the amount of approximately $144,000 per month. The contract fixed interest rate was in line with the market rates, therefore the Company did not record either a premium or discount in conjunction with the loan assumption.
On April 14, 2016, the Company entered into a $37.3 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Verdant Mortgage Loan"), secured by Verdant Apartment Homes. The Verdant Mortgage Loan, which matures on May 1, 2023, bears interest at a fixed rate of 3.89%. Monthly payments are initially interest only. Beginning with the June 2019 payment, monthly payments include interest and principal, in the amount of approximately $176,000.
On April 14, 2016, the Company entered into a $40.2 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Arcadia Mortgage Loan"), secured by Arcadia Apartment Homes. The Arcadia Mortgage Loan, which matures on May 1, 2023, bears interest at a fixed rate of 3.89%. Monthly payments are initially interest only. Beginning with the June 2019 payment, monthly payments include interest and principal, in the amount of approximately $189,000.
On May 16, 2016, the Company entered into a $42.8 million secured mortgage loan with Berkadia (the "Grand Reserve Mortgage Loan"), secured by Grand Reserve. The Grand Reserve Mortgage Loan, which matures on June 1, 2023, bears interest at a floating rate of one-month LIBOR plus 2.57%. Monthly payments include interest and principal, which based upon current rates, amounts to approximately $173,000 per month.
On May 17, 2016, the Company entered into a $21.3 million secured mortgage loan with HFF, L.P. (the "Montclair Mortgage Loan"), secured by Montclair Terrace. The Montclair Mortgage Loan, which matures on June 1, 2023, bears interest at a floating rate of one-month LIBOR plus 2.45%. Monthly payments include interest and principal, which based upon current rates, amounts to approximately $84,000 per month.
On June 24, 2016, the Company entered into a $53.0 million secured mortgage loan with CBRE (the "Breckenridge Mortgage Loan"), secured by Breckenridge. The Breckenridge Mortgage Loan, which matures on July 1, 2023, bears interest at a floating rate of one-month LIBOR plus 2.36%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal, which based upon current rates, amounts to approximately $216,000 per month.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium, for each of the next five 12-month periods ending June 30 and thereafter, are as follows (in thousands):

2017	$2,848
2018	4,489
2019	6,253
2020	7,769
2021	61,724
Thereafter	294,655
Total principal payments	$377,738
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $1.8 million for renovations at Uptown Buckhead by June 30, 2017, of which $2.4 million were completed at June 30, 2016 . For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ending December 31, 2017, the property must maintain a certain level of debt service coverage.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of June 30, 2016 and December 31, 2015, accumulated amortization of deferred financing costs was $424,116 and $139,722, respectively. Amortization of deferred financing costs for the next five 12-month periods ending June 30 and thereafter, is as follows (in thousands):

2017	$873
2018	863
2019	850
2020	834
2021	656
Thereafter	1,004
$5,080

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

	Unrealized loss on derivatives
	June 30, 2016	June 30, 2015
Beginning of period	$(117)	$(35)
Designated derivative, fair value adjustment	(83)	(42)
End of period	$(200)	$(77)
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
During the course of the primary offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts are reimbursed to the Advisor from the proceeds from the offering. As of June 30, 2016, the Advisor has incurred costs on a cumulative basis on behalf of the Company of approximately $7.2 million, all of which had been reimbursed.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

Relationship with RAI
On May 22, 2016 RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  The proposed merger is expected to close late in the third quarter of 2016 and is subject to approval by the stockholders of RAI, regulatory approvals and other customary closing conditions. Upon closing of the transaction, C-III will control our Advisor and will control all of the shares currently held by RAI.
Self-insurance funds held in escrow. The receivable from related party includes escrow funds held by RAI for self-insurance. The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. In the six months ended June 30, 2016, the Company paid $799,183 into the insurance pools.
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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the six months ended June 30, 2016 and 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	June 30, 2016	December 31, 2015
Due from related parties:
Resource Securities	$—	$37
RAI - self-insurance funds held in escrow	849	326
	$849	$363

Due to related parties:
Advisor
Acquisition fees	$—	$2,646
Asset management fees	—	309
Organization and offering costs	—	1,938
Operating expense reimbursements	248	115

Manager
Property management fees	365	99
Other reimbursements	465	217

Resource Securities
Selling commissions and dealer-manager fees	—	711
	$1,078	$6,035

Graphic Images (1)	$—	$3

(1)	Included in Accrued expenses on the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$3,438	$1,263	$6,450	$2,159
Asset management fees (2)	$1,638	$334	$2,955	$512
Debt financing fees (3)	$973	$101	$1,117	$101
Organization and offering costs (4)	$—	$462	$86	$954
Operating expense reimbursements (5)	$780	$300	$1,303	$545

Manager
Property management fees (2)	$530	$118	$930	$193
Construction management fees (7)	$340	$77	$521	$77
Operating expense reimbursements (5)	$32	$23	$61	$68
Information technology fees (5)	$40	—	$72	$—

Resource Securities
Selling commissions and dealer-manager fees (6)	$—	$5,649	$4,192	$14,614

Other
Graphic Images (4)	$—	$258	$3	$264

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
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
(6)     Included in Stockholders' equity on the consolidated balance sheets.
(7)     Included in Rental Properties, net on the consolidated balance sheets.
NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2016, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of June 30, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

Common Stock
As of June 30, 2016, the Company had an aggregate of 58,049,579 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	2,058,150	18,785
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Redemptions	(61,233)	(536)
	58,049,579	$574,597

Redemptions
During the six months ended June 30, 2016, the Company redeemed shares as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	—	(2)
February 2016	—	$—	—	(2)
March 2016	8	$9.64	8	(2)
April 2016	—	$—	—	(2)
May 2016	—	$—	—	(2)
June 2016	48	$9.75	48	(2)

(1)	All purchases of equity securities by the Company in the six months ended June 30, 2016 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the six months ended June 30, 2016.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

Distributions
For the six months ended June 30, 2016, the Company paid aggregate distributions of $17.0 million, including $6.9 million of distributions paid in cash and $10.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 17, 2015	$0.00164384	December 31, 2015 through January 28, 2016	January 29, 2016	$1,540	$1,040	$2,580
December 17, 2015	0.00164384	January 29, 2016 through February 26, 2016	February 29, 2016	1,618	1,103	2,721
February 24, 2016	0.00164384	February 27, 2016 through March 30, 2016	March 31, 2016	1,838	1,267	3,105
March 29, 2016	0.00164384	March 31, 2016 through April 29, 2016	April 30, 2016	1,635	1,106	2,741
March 29, 2016	0.00164384	April 30, 2016 through May 30, 2016	May 31, 2016	1,640	1,106	2,746
March 29, 2016	0.00164384	May 31, 2016 through June 29, 2016	June 30, 2016	1,870	1,270	3,140
				$10,141	$6,892	$17,033

On June 15, 2016, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from June 30, 2016 through and including September 29, 2016, payable on July 30, 2016, August 31, 2016 and September 30, 2016.
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
JUNE 30, 2016
(unaudited)

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

	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
Interest rate caps	$—	$50	$—	$50
	$—	$50	$—	$50
Liabilities:
Cancelable swap		(428)		(428)
	$—	$(428)	$—	$(428)

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Interest rate caps	$—	$52	$—	$52
	$—	$52	$—	$52
Liabilities:
Cancelable swap		(127)		(127)
	$—	$(127)	$—	$(127)
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Derivative liability on the consolidated balance sheet.
The carrying amount and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$377,738	$375,099	$154,717	$38,540
The fair value of the mortgage notes payable with fixed interest rates was estimated using rates available to the Company for debt with similar terms and remaining maturities (Level 3). The fair values of seven of the mortgage notes payable with variable interest rates equals the carrying amounts because the variable interest rate of each credit facility is considered a market rate (Level 3).
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2016, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2016, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $29,856 will be reclassified as an increase to interest expense.
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
As of June 30, 2016, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	6	$195,882	January 1, 2018 through June 1, 2020
Derivatives not designated as hedging instruments
Derivatives not designated as hedging instruments	1	$32,000	July 28, 2020

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

Asset Derivatives				Liabilities Derivatives
June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$50	Interest rate caps	$52	NA	$—	NA	$—
NA	$—	NA	—	Cancelable swap	(428)	Cancelable swap	(127)
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Derivative liability on the consolidated balance sheet.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate caps	Interest expense	$2	—	$3	—

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cancelable swap	Interest expense	$(141)	—	$(535)	—
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements, was $457,280. As of June 30, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $457,280.
NOTE 14 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP,

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended June 30, 2016 did not exceed the charter imposed limitation.
NOTE 15 - SUBSEQUENT EVENTS

On July 19, 2016, the Company executed an application to enter into a ten-year secured mortgage loan with CBRE, an unaffiliated lender, for borrowings of approximately $44.6 million secured by Santa Rosa (the "Santa Rosa Mortgage Loan").

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
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of June 30, 2016, we owned 14 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Revenues:
Rental income	$12,489	$2,751
Total revenues	12,489	2,751

Expenses:
Rental operating	5,983	1,438
Acquisition costs	3,768	1,263
Management fees	2,041	453
General and administrative	1,819	892
Loss on disposal of assets	822	608
Depreciation and amortization expense	7,984	1,844
Total expenses	22,417	6,498
Loss before other income (expense)	(9,928)	(3,747)

Other income (expense):
Interest income	52	26
Interest expense	(2,539)	(229)
Net loss	$(12,415)	$(3,950)
Revenues. Rental income increased by $9.7 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase is due to the acquisition of 10 additional properties since June 30, 2015.
Expenses.  Our operating expenses for the three months ended June 30, 2016 were from the ongoing operations of our business and the ownership of 14 operating properties.
Acquisition costs increased by $2.5 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to the acquisition of two multifamily properties during the three months ended June 30, 2016 with an aggregate purchase price of $151.5 million versus the acquisition of one multifamily property during the three months ended June 30, 2015 with a purchase price of $46.8 million.
Management fees increased by $1.6 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of 14 additional properties since June 30, 2015. The asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by approximately $927,000 during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily related to the following:
Company level expenses during the three months ended June 30, 2016 included approximately $717,000 in payroll costs allocated to us by our Advisor, approximately $155,000 of professional fees and approximately $60,000 in computer software expenses.
Property level expenses during the three months ended June 30, 2016 of approximately $716,000 were related to the operations of our 14 multifamily properties and increased as a result of the acquisition of 10 additional properties since June 30, 2015.
Loss on disposal of assets of approximately $822,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition.

(Back to Index)

Interest expense increased by $2.3 million during three months ended June 30, 2016 as compared to the three months ended June 30, 2015 as a result of five additional mortgages either entered into or assumed since June 30, 2015, which were used to finance property acquisitions and increased amortization of deferred financing costs.

(Back to Index)

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30, 2016
	2016	2015
Revenues:
Rental income	$22,236	$4,431
Total revenues	$22,236	$4,431

Expenses:
Rental operating	10,901	2,188
Acquisition costs	6,844	2,159
Management fees	3,931	705
General and administrative	3,666	1,547
Loss on disposal of assets	1,849	1,011
Depreciation and amortization expense	14,725	2,782
Total expenses	41,916	10,392
Loss before other income (expense)	(19,680)	(5,961)

Other income (expense):
Interest income	109	45
Interest expense	(4,155)	(453)
Net loss	$(23,726)	$(6,369)
Revenues. Rental income increased by $17.8 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase is due to the acquisition of 10 additional properties since June 30, 2015.
Expenses.  Our operating expenses for the six months ended June 30, 2016 were from the ongoing operations of our business and the ownership of 14 operating properties.
Acquisition costs increased by $4.7 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to the acquisition of four multifamily properties during the six months ended June 30, 2016 with an aggregate purchase price of $268.8 million versus the acquisition of two multifamily properties during the six months ended June 30, 2015 with an aggregate purchase price of $79.3 million.
Management fees increased by $3.2 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to the increase in the asset management fee paid to the Advisor related to the ownership of 10 additional properties since June 30, 2015. The asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by $2.1 million during six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily related to the following:
Company level expenses during the six months ended June 30, 2016 included $1.2 million in payroll costs allocated to us by our Advisor, approximately $792,000 of professional fees, approximately $86,000 in travel and entertainment expenses and approximately $75,000 in computer software expenses.
Property level expenses during the six months ended June 30, 2016 of $1.3 million were related to the operations of our 14 multifamily properties and increased as a result of the acquisition of 10 additional properties since June 30, 2015.
Loss on disposal of assets of $1.8 million related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition.

(Back to Index)

Interest expense increased by $3.7 million during six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as a result of six additional mortgages either entered into or assumed since June 30, 2015, which were used to finance property acquisitions and increased amortization of deferred financing costs.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
From February 2014 to February 2016, we offered and sold in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. We also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.56 per share ($9.50 per share prior to March 31, 2016). As of June 30, 2016, we had raised $556.2 million in our public offering.
We derive the capital required to purchase real estate investments and conduct our operations from the remaining proceeds of our public offering from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations.
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
We may seek to obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. In addition to debt financing at the REIT-level, we have financed, and may continue to finance, the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Finally, we may also obtain seller financing with respect to specific assets that we acquire.
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
Capital Expenditures
We deployed a total of $13.7 million during the six months ended June 30, 2016 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2016 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
	June 30, 2016
Adair off Addison	$331	$829
Overton Trails	1,176	3,339
Uptown Buckhead	2,211	1,444
Crosstown at Chapel Hill	1,591	5,363
Mayfair Chateau	1,779	5,808
Adair off Addison Apartment Homes	1,326	3,606
1000 Spalding Apartment Homes	1,596	3,397
Grand Reserve	1,184	7,101
Verdant Apartment Homes	995	4,339
Arcadia Apartment Homes	1,219	7,597
All other properties	338	38,615
	$13,746	$81,438

(Back to Index)

(Back to Index)

Common Stock
As of June 30, 2016, we had an aggregate of 58,049,579 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	2,058,150	18,785
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Redemptions	(61,233)	(536)
	58,049,579	$574,597

(Back to Index)

(Back to Index)

Debt
The following is a summary of our mortgage notes payable (in thousands):

	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2016				December 31, 2015
Overton Trails Apartment Homes	$31,075	$—	$(360)	$30,715	$31,075	$—	$(382)	30,693
Uptown Buckhead	20,200	—	(302)	19,898	20,200	—	(320)	19,880
Crosstown at Chapel Hill	32,000	—	(428)	31,572	32,000	—	(491)	31,509
Mayfair Chateau - Key Bank	18,427	566	(266)	18,727	18,603	621	(293)	18,931
Mayfair Chateau - Capital One	2,719	43	(46)	2,716	2,739	47	(50)	2,736
Adair off Addison and Adair off Addison Apartment Homes	25,500	—	(523)	24,977	25,500	—	(583)	24,917
1000 Spalding Apartment Homes	24,600	—	(320)	24,280	24,600	—	(349)	24,251
Riverlodge	28,610	—	(433)	28,177	—	—	—	—
Verdant Apartment Homes	37,300	—	(373)	36,927	—	—	—	—
Arcadia Apartment Homes	40,200	—	(409)	39,791	—	—	—	—
Grand Reserve	42,832	—	(483)	42,349	—	—	—	—
Montclair Terrace	21,300	—	(383)	20,917	—	—	—	—
Breckenridge	52,975	—	(754)	52,221	—	—	—	—
	$377,738	$609	$(5,080)	$373,267	$154,717	$668	$(2,468)	$152,917

	Maturity Date	Annual Interest Rate	Average Monthly Debt Service		Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	2.37%	99	(1) (3)	155
Uptown Buckhead	7/1/2025	2.69%	66	(1) (3)	70
Crosstown at Chapel Hill	7/10/2020	2.17%	74	(1) (4)	—
Mayfair Chateau - Key Bank	11/1/2021	4.73%	104	(2)	27
Mayfair Chateau - Capital One	11/1/2021	5.40%	16	(2)	—
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	2.02%	74	(1) (3)	—
1000 Spalding Apartment Homes	1/1/2022	3.88%	104	(2)	39
Riverlodge	5/1/2022	3.76%	144	(2)	130
Verdant Apartment Homes	5/1/2023	3.89%	152	(2)	26
Arcadia Apartment Homes	5/1/2023	3.89%	164	(2)	19
Grand Reserve	6/1/2023	3.04%	173	(1)	88
Montclair Terrace	6/1/2023	2.92%	84	(1)	21
Breckenridge	7/1/2023	2.83%	183	(1)	54

(1)	Variable rate based on one-month LIBOR of 0.4651% (as of June 30, 2016) plus a fixed margin

(2)	Fixed rate

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
On December 19, 2014, in connection with our acquisition of Overton Trails Apartment Homes, we entered into a $31.1 million, secured mortgage loan with M&T Reality Capital Corporation (the "Overton Mortgage Loan"), secured by Oak Hill. The Overton Mortgage Loan, which matures on January 1, 2025, bears interest at a floating rate of one-month LIBOR plus 1.91%. Monthly payments are initially interest only. Beginning with the February 2017 payment, monthly payments will include interest and principal, which based upon current interest rates, will amount to approximately $109,000 per month.
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
On August 21, 2015, in connection with the acquisition of Mayfair Chateau, we assumed a $18.4 million secured first mortgage loan with Key Bank (the "Mayfair Key Bank Mortgage Loan"), secured by Mayfair Chateau. The Mayfair Chateau Key Bank Mortgage Loan, which matures November 1, 2021, bears interest at a fixed rate of 4.73%. Monthly payments include interest and principal, in the amount of approximately $104,000 per month.
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
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with Mayfair Chateau acquisition. The fair value is being amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of June 30, 2016, the net unamortized fair value of debt was $609,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
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
On March 23, 2016, in connection with the acquisition of Riverlodge, we assumed a $28.6 million secured mortgage loan with GEMSA Loan Services (the "Riverlodge Mortgage Loan"), secured by Riverlodge. The Riverlodge Mortgage Loan, which matures May 1, 2022, bears interest at a fixed rate of 3.76%. Monthly payments include interest and principal in the amount of approximately $144,000 per month. The contractual fixed interest rate was in line with the market rates, therefore the Company did not record either a premium or discount in conjunction with the loan assumption.
On April 14, 2016, we entered into a $37.3 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Verdant Mortgage Loan"), secured by Verdant Apartment Homes. The Verdant Mortgage Loan, which matures on May 1, 2023, bears interest at a fixed rate of 3.89%. Monthly payments are initially interest only. Beginning with the June 2019 payment, monthly payments include interest and principal, in the amount of approximately $176,000.

(Back to Index)

(Back to Index)

On April 14, 2016, we entered into a $40.2 million secured mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Allstate Assurance Company (the "Arcadia Mortgage Loan"), secured by Arcadia Apartment Homes. The Arcadia Mortgage Loan, which matures on May 1, 2023, bears interest at a fixed rate of 3.89%. Monthly payments are initially interest only. Beginning with the June 2019 payment, monthly payments include interest and principal, in the amount of approximately $189,000.
On May 16, 2016, we entered into a $42.8 million secured mortgage loan with Berkadia (the "Grand Reserve Mortgage Loan"), secured by Grand Reserve. The Grand Reserve Mortgage Loan, which matures on June 1, 2023, bears interest at a floating rate of one-month LIBOR plus 2.57%. Monthly payments include interest and principal, which based upon current rates, amounts to approximately $173,000 per month.
On May 17, 2016, we entered into a $21.3 million secured mortgage loan with HFF, L.P. (the "Montclair Mortgage Loan"), secured by Montclair Terrace. The Montclair Mortgage Loan, which matures on June 1, 2023, bears interest at a floating rate of one-month LIBOR plus 2.45%. Monthly payments include interest and principal, which based upon current rates, amounts to approximately $84,000 per month.
On June 24, 2016, we entered into a $53.0 million secured mortgage loan with CBRE (the "Breckenridge Mortgage Loan"), secured by Breckenridge. The Breckenridge Mortgage Loan, which matures on July 1, 2023, bears interest at a floating rate of one-month LIBOR plus 2.36%. Monthly payments are initially interest only. Beginning with the August 2018 payment, monthly payments will include interest and principal, which based upon current rates, amounts to approximately $216,000 per month.

(Back to Index)

(Back to Index)

Operating Properties
As of June 30, 2016, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	Mayfair Chateau	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	Santa Rosa	476	Irving, TX
		4,219
As four of our multifamily properties are located in the Dallas-Fort Worth area, two of our properties are located in the Atlanta area, two of our properties are located in Portland, Oregon and two of our properties are located in the Denver area, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
Organization and Offering Costs
Our Advisor advanced funds to us for certain organization and offering costs.  We reimbursed the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our public offering.  This included all organization and offering costs other than selling commissions and dealer manager fees, but only to the extent that such reimbursement would not have caused organizational and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of June 30, 2016, the Advisor advanced a total of $7.2 million for organization and offering costs and received $7.2 million in reimbursements.
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

(Back to Index)

(Back to Index)

Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended June 30, 2016 did not exceed the charter imposed limitation.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015.
Distributions
For the six months ended June 30, 2016, we paid aggregate distributions of $17.0 million, including $6.9 million of distributions paid in cash and $10.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the six months ended June 30, 2016 (in thousands, except per share data):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2016	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,405	$5,001	$8,406	$(3,447)	$(3,447)	$8,626	$0.147946	-/-	$8,407/100%
Second Quarter	3,481	5,145	8,626	$(2,746)	$(6,193)	$8,746	$0.147946	-/-	$8,626/100%

(Back to Index)

(Back to Index)

On June 15, 2016, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from June 30, 2016 through and including September 29, 2016, payable on July 30, 2016, August 31, 2016 and September 30, 2016.
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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

(Back to Index)

(Back to Index)

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed.  Both of these acquisition costs have been and will continue to be funded from the proceeds of our offering and debt proceeds, and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss – GAAP	$(12,415)	$(3,950)	$(23,726)	$(6,369)
Depreciation expense	4,948	902	8,847	1,399
FFO	(7,467)	(3,048)	(14,879)	(4,970)
Adjustments for straight-line rents	41	(7)	36	(11)
Losses on cancelable swap, including fair value adjustments	141	—	535
Amortization of intangible lease assets	3,023	942	5,878	1,383
Acquisition costs	3,768	1,263	6,844	2,159
MFFO	$(494)	$(850)	$(1,586)	$(1,439)

Basic and diluted loss per common share - GAAP	$(0.22)	$(0.21)	$(0.42)	$(0.47)
FFO per share	$(0.13)	$(0.16)	$(0.26)	$(0.37)
MFFO per share	$(0.01)	$(0.04)	$(0.03)	$(0.11)

Weighted average shares outstanding	57,709	18,935	57,027	13,605
Off-Balance Sheet Arrangements
As of June 30, 2016 and 2015, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events

On July 19, 2016, we executed an application to enter into a ten-year secured mortgage loan with CBRE, an unaffiliated lender, for borrowings of approximately $44.6 million secured by Santa Rosa (the "Santa Rosa Mortgage Loan").
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2016 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the six months ended June 30, 2016 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We retained Resource Securities, an affiliate of our advisor, as the dealer manager for our offering. We offered 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The 10,000,000 shares offered under our distribution reinvestment plan were initially offered at an offering price of $9.50 per share, which price changed to $8.56 per share on March 31,2016. As of June 30, 2016, our advisor has incurred costs on our behalf of approximately $7.2 million. We terminated the primary portion of our initial public offering on February 6, 2016. We continue to offer shares to our existing stockholders pursuant to our distribution reinvestment plan.

A total of 58.0 million shares, including shares purchased by our Advisor, were issued in connection with our public offering resulting in gross offering proceeds of $574.6 million. From the commencement of our public offering through June 30, 2016, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain organizational and offering costs (in thousands).

Types of Expense	Amount
Selling commissions	$37,395
Dealer manager fees	9,775
Other organization and offering costs (excluding underwriting compensation)	6,903
Total expenses	$54,073
The net offering proceeds to us from the primary portion of our public offering, after deducting the total expenses incurred as described above, were approximately $520.5 million.  As of June 30, 2016, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $510.0 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $11.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
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
Notwithstanding the foregoing, until we established an NAV per share, shares received as a stock distribution were redeemed at a purchase price of $0 . In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the redeeming stockholder prior to the redemption date.
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
During the three months ended June 30, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2016	—	$—	—	(2)
May 2016	—	$—	—	(2)
June 2016	47,833	$9.75	47,833	(2)

(1)	All purchases of equity securities by us in the three months ended June 30, 2016 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended June 30, 2016.

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

10.1	Promissory Note by RRE Canterwood Holdings, LLC in favor of Allstate Life Insurance Company, dated April 14, 2016
10.2	Promissory Note by RRE Fox Ridge Holdings, LLC in favor of Allstate Life Insurance Company, dated April 14, 2016
10.3	[Breckenridge purchase agreement]
10.4	Purchase and Sale Agreement by and between RRE Opportunity OP II, LP and Dallas Santa Rosa-476, Inc., dated May 31, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2015.)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

August 15, 2016	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 15, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)