Form 10-K
period 2016-12-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2017-03-31
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Common Stock, par value $0.1 per share
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock.  On March 28, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.10. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”There were 159,029 shares of common stock held by non-affiliates as of June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter. As of March 23, 2017, there were 59,428,703 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc. Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT II, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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
As of December 31, 2016, we owned 16 multifamily properties, as described further in “Item 2. Properties”. We intend to continue to purchase a diversified portfolio of underperforming U.S. commercial real estate and real estate-related debt, including properties that may benefit from extensive renovations that may increase their long-term values.
We are externally managed by Resource Real Estate Opportunity Advisor II, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc., or RAI, operating in the real estate, financial fund management and commercial finance sectors. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager II, LLC, our property manager (our “Manager”). C-III also controls all of the shares of common stock held by RAI and our Advisor.
Our Offerings
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933, as amended (the "Securities Act"). We retained Resource Securities, Inc., an affiliate of our Advisor, as the dealer manager for our offering. We offered up to 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. The Company is also offering up to 10,000,000 shares pursuant to the Company's distribution reinvestment plan at a purchase price equal to $8.65 per share ($8.56 per share prior to March 31, 2017). We terminated the primary portion of our initial public offering on February 10, 2016. We continue to offer shares to our existing stockholders pursuant our distribution reinvestment plan.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We intend to acquire (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchases either directly or with a co-investor or joint venture partner. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We seek to utilize our sponsor's dedicated multifamily investing and lending relationships to take advantage of the full range of opportunities across the entire multifamily spectrum of investments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a REIT, under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended, our portfolio composition may vary from what we initially expect.

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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $1.3 million in us and as of December 31, 2016 it owned 136,739 shares of our common stock and 50,000 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2016 our Advisor has granted 19,968 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. The shares granted vest ratably over three years; 6,115 of the shares have vested as of December 31, 2016.
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
Resource Property Management, LLC, d/b/a “Resource Residential,” an affiliate of RAI, is a property management company. Resource Residential is a subsidiary of US Residential Group LLC ("USRG"), a Dallas-based property manager that is a wholly owned subsidiary of C-III, the parent of our sponsor. Resource Residential has over 500 employees. Our Manager has subcontracted with Resource Residential to manage most of the real estate assets that we own. The senior managers and employees of Resource Residential, acting through our Manager, assist in providing property management as well as construction management services to us.
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

(Back to Index)

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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, which is a subsidiary of our sponsor and its parent company, RAI. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our Advisor, our results of operations, and financial condition could also suffer.
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
For the year ended December 31, 2015, we paid distributions of $14.1 million. We funded 100% of these distributions with proceeds from debt financing. For the year ended December 31, 2016, we paid distributions of $34.6 million. We funded 100% of these distributions with proceeds from debt financing. We will declare distributions when our board of directors determines we have sufficient cash flow. Our board of directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. We expect to have little, if any, cash flow from operations available for cash distributions until we have executed our value-add strategy for a substantial portion of our investments. It is therefore likely that, at least during the early stages of our development, and from time to time during our operational stage, our board will declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from the issuance of securities or proceeds from borrowings or asset sales to pay distributions. We may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings or from advances from our advisor or sponsor or from our advisor’s deferral of its asset management fee. If we fund cash distributions from borrowings, sales of assets or the net proceeds from securities issuances, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall return may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.
The value of a share of our common stock has been diluted as a result of our payment of stock distributions and will be further diluted if we make additional stock distributions.

We have issued stock distributions to our stockholders and may continue to issue such stock distributions in the future. We seek to purchase assets that may have limited operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Therefore, investors who purchased shares early in our offering, as compared with later investors, received more shares for the same cash investment as a result of any stock

(Back to Index)

distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for investors who purchased our stock later in the offering will be below the value per share of earlier investors.
Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and your overall return may be reduced.

While we expect a significant amount of our leases to be short term multi-family leases that are not affected by inflation, we will be exposed to inflation risk with respect to income from any long-term leases on real property and from related real estate debt investments as these may constitute a source of our cash flows from operations. High inflation may in the future tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.
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
We expect to invest in multifamily rental properties, and debt or securities secured by multifamily rental properties, but we may also invest a relatively small portion of our proceeds in other real estate asset classes throughout the United States. Also, we are not restricted as to the following:

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

(Back to Index)

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
Our Advisor and its affiliates, including all of our executive officers, two of our directors and other key real estate professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and two of our directors are also officers, directors, managers or key professionals of our Advisor and other affiliated Resource Real Estate and/or C-III entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the management agreement;

•
sales of properties and other investments, which may entitle our Advisor to disposition fees and the possible issuance to our Advisor of shares of our common stock through the conversion of our convertible stock;

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

(Back to Index)

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
Our executive officers and two of our directors face conflicts of interest related to their positions in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to you.
Our executive officers and two of our directors are also executive officers, directors, managers and key professionals of our Advisor and other affiliated Resource Real Estate and/or C-III entities. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
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

(Back to Index)

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price to holders of our common stock. A majority of our conflicts committee must approve any issuance of preferred stock.
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
With respect to the primarily engaged test, we and our operating partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
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

(Back to Index)

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
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

(Back to Index)

For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent applicable net asset value ("NAV") per share as of the applicable redemption date;

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
Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,050,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, 50,000 shares are designated as convertible stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After you purchase shares in this offering, our board may elect to (1) sell additional equity securities in future public or private offerings; (2) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of our advisor or property manager; (3) issue shares to our Advisor, its successors or assigns, in payment of an outstanding obligation or as consideration in a related-party transaction; (4) issue shares of common stock upon the conversion of our convertible stock; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in any public offering and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.
Payment of substantial fees and expenses to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.
Our Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which result in immediate dilution to the value of your investment and reduce the amount of cash available for investment or distribution to stockholders.
We also pay significant fees to our Advisor and its affiliates during our operational stage. Those fees include property management and debt servicing fees, asset management fees and obligations to reimburse our advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.
We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to our Advisor upon our investors receiving an agreed upon return on their investment is structured in the form of convertible stock. Our Advisor has exchanged 5,000 shares of our common stock for 50,000 shares of our convertible stock. Under limited circumstances, these shares may be converted into shares of our common stock satisfying our obligation to pay our advisor an incentive fee and diluting our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”

(Back to Index)

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
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Because of the concentration of a significant portion of our assets in certain geographic markets, any adverse economic, real estate or business conditions in these markets could affect our operating results and our ability to make distributions to our stockholders

As of December 31, 2016, our real estate investments in Dallas, Texas, Atlanta, Georgia, Portland, Oregon, and Denver, Colorado represented approximately 19.4%, 9.9%, 14.6% and 16.6%, respectively, of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Dallas, Atlanta, Portland, and Denver real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
All of our investments are in the multifamily sector.  Vacancy rates in multifamily rental properties and other commercial real estate properties may be related to jobless rates. As a result, we are subject to risks inherent in investments in a single type of property. The potential effects on our revenues, and as a result, on cash available for distribution, resulting from increased jobless rates as well as a general downturn or slowdown in multifamily properties could be more pronounced than if we had more fully diversified our investments.
Increased competition and the increased affordability of single-family and multifamily homes and condominiums for sale or rent could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily rental property that we may acquire and own will most likely compete with numerous housing alternatives in attracting residents, including single-family and multifamily homes and condominiums. Due to the current economic conditions, competitive housing in a particular area and the increasing affordability of single-family and multifamily homes and condominiums to buy caused by relatively low mortgage interest rates and generous federal and state government programs to promote home ownership could adversely affect our ability to fully occupy any multifamily rental properties we may acquire. Further, single-family homes and condominiums available for rent could also adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
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

(Back to Index)

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

(Back to Index)

If we acquire condominium properties or mixed-use properties that combine hotel, multifamily or condominiums, a fire or other accident could occur in a single unit that causes the entire building to be uninhabitable.
We may experience greater risks in the condominium and mixed-use property investments because there could be a higher likelihood of an accident occurring in a building containing numerous individuals where we do not have the same ability to monitor or review the building as other property classes. A fire or other accident in a single unit could in turn cause the entire building to be uninhabitable. Even if there is insurance on the building, it may not be enough to cover all of the losses as a result of a fire or other accident.
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

(Back to Index)

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
We may acquire subordinated loans. In the event a borrower defaults on a subordinated loan and lacks sufficient capacity to cure the default, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
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

(Back to Index)

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
Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.
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

(Back to Index)

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
Some of our investments may be rated by Moody's Investors Service, Fitch Ratings or Standard & Poor's. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us. In addition, changes to the methodology and assumptions in rating commercial mortgage-backed securities by rating agencies may decrease the amount or availability of new issue commercial mortgage-backed securities rated in the highest investment grade rating category.
Risks Associated with Debt Financing
We have incurred, and may continue to incur, mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.
We have incurred mortgage indebtedness and we may obtain additional lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give you no assurance that we will be able to obtain such borrowings on satisfactory terms.
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

(Back to Index)

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
Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Until recently, Fannie Mae and Freddie Mac had reported substantial losses and required significant amounts of additional capital. These losses coupled with the credit market’s poor perception of Fannie Mae and Freddie Mac, add to the considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption that begin in 2007, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Despite additional funding for both government-sponsored entities, the U.S. government has stated that it remains committed to reducing their portfolios. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. If new U.S. government legislation or regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets as well as dispose of our multifamily assets upon our liquidation.
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

(Back to Index)

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
Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2014. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

(Back to Index)

Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to you. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to you.

•	To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to ourstockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes.

(Back to Index)

Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.
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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to you, in a year in which we are not profitable under GAAP principles or other economic measures.

(Back to Index)

We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you, in a year in which we are not profitable under GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case our stockhodlers may sell shares of our common stock to pay tax on such distributions, and our stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, our stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
Retirement Plan Risks Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

(Back to Index)

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisor's concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.
If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Our share redemption program limits the amount of redemptions that can be made in a given year. Additionally, you will not be eligible to have your shares redeemed until you have held your shares for at least one year. As a result, you may not be able to have your shares redeemed at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares redeemed, such redemption may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

(Back to Index)

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2016, we owned 16 multifamily properties encompassing approximately 4.6 million rentable square feet and 4,855 units. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2016:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1) (in thousands)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit (3)	Mortgage Debt Secured by Property (in thousands)
Adair off Addison	Dallas, TX	152	6/4/2014	$9,500	1980	856	94.1%	$1,094	$7,650
Overton Trails Apartment Homes	Fort Worth, TX	360	12/19/2014	$47,000	1999	952	87.2%	$1,528	$31,075
Uptown Buckhead	Atlanta, GA	216	3/30/2015	$32,500	1989	739	92.6%	$1,238	$20,200
Crosstown at Chapel Hill	Chapel Hill, NC	411	5/19/2015	$46,750	1990/1996	1,005	90.5%	$1,045	$32,000
The Brookwood	Homewood, AL	274	8/21/2015	$30,050	1968/1972	1,051	90.5%	$1,134	$21,342
Adair off Addison Apartment Homes	Dallas, TX	200	8/27/2015	$21,250	1979	1,098	88.5%	$1,244	$17,850
1000 Spalding Crossing	Atlanta, GA	252	9/24/2015	$41,000	1995	989	89.7%	$1,317	$24,600
Montclair Terrace	Portland, OR	188	10/29/2015	$32,750	1968	918	88.3%	$1,335	$21,300
Grand Reserve	Naperville, IL	319	12/18/2015	$66,700	1997	1,025	90.6%	$1,681	$42,832
Verdant Apartment Homes	Boulder, CO	216	12/18/2015	$65,200	1991	850	89.4%	$1,844	$37,300
Arcadia Apartment Homes	Centennial, CO	300	1/22/2016	$60,250	1984	977	88.7%	$1,488	$40,200
Riverlodge	Austin, TX	498	3/23/2016	$57,000	2001	993	89.4%	$1,231	$28,715
Breckenridge	Portland, OR	357	5/16/2016	$81,500	1985	763	88.5%	$1,449	$52,975
Santa Rosa	Irving, TX	476	6/28/2016	$70,000	1991	966	92.9%	$1,259	$45,700
Windbrooke	Buffalo Grove, IL	236	12/22/2016	$48,250	1986	903	90.7%	$1,593	$38,320
The Woods of Burnsville	Burnsville, MN	400	12/23/2016	$51,000	1984	953	95.5%	$1,053	$—

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2016 divided by the total number of residential units

(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2016, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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
Stockholder Information
As of March 23, 2017, we had 59,428,703 shares of common stock outstanding held by a total of 12,892 stockholders.
Estimated Value Per Share
On March 30, 2017, our board of directors approved an estimated value per share of the Company’s common stock of $9.10 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2016. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2016. Duff & Phelps held discussions with senior management of our Advisor, and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 16 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by the our management, before calculating a range of estimated values based on the number of outstanding shares of the our common stock as of December 31, 2016. The valuation report Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.
Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.50 to $9.77, with an approximate midpoint value of $9.10 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $9.10 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.10 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

(Back to Index)

The following table summarizes the material components of the December 31, 2016 net asset value (in thousands, except per share amounts):

	Net Asset Value as of December 31, 2016	Net Asset Value as of December 31, 2016 (per share)
Investments	$898,950	$15.20
Cash	111,510	1.88
Other Assets	2,306	0.04
Mortgage Notes Payable and Credit Facilities	(458,249)	(7.75)
Other Liabilities	(16,006)	(0.27)
Net asset value	$538,511	$9.10

The table below sets forth the calculation of our estimated net asset value per share as of December 31, 2016, as well as the calculation of our prior estimated net asset value per share as of December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015	Change in
	Net Asset Value per Share	Net Asset Value per Share (1)	Estimated Value per Share
Investments (2)	$15.20	$8.44	$6.76
Cash (2)	1.88	3.43	(1.55)
Other Assets (2)	0.04	0.27	(0.23)
Mortgage Notes Payable and Credit Facilities (2)	(7.75)	(2.94)	(4.81)
Other Liabilities	(0.27)	(0.19)	(0.08)
	$9.10	$9.01	$0.09
(1)     For information relating to the December 31, 2015 net asset value per share and the assumptions and methodologies used by Duff & Phelps and our management, see our Annual Report on Form 10-K filed on March 31, 2016.
(2)    The increase in Investments, Mortgage Notes Payable and Credit Facilities, Other Liabilities, and the decrease in Cash and Other Assets were primarily the result of the acquisitions of Arcadia Apartment Homes, Riverlodge, Breckenridge, Santa Rosa, Windbrooke Crossing and The Woods at Burnsville in 2016.
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

(Back to Index)

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
Real Estate Valuation
Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2016, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the discounted cash flow analyses for our properties. The sales comparison approach was utilized as a secondary approach to value. The discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for all 16 of our properties as they were either recently acquired and either not yet stabilized or are currently undergoing renovations. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2016.
The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our 16 properties:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	4.75% to 5.75%	5.20%
Discount Rate	6.00% to 7.50%	6.85%
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2016, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market

(Back to Index)

rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.
The total appraised value of our real estate properties using the appraisal methodologies described above was $538.7 million, compared to an aggregate purchase price, adjusted for related capital expenditures through December 31, 2016 of $390.9 million.
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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	N/A	N/A	N/A	N/A
Terminal Capitalization Rate	$8.50	$9.77	$8.48	$9.80
Discount Rate	$9.04	$9.17	$9.02	$9.19
Other Assets and Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2017 customer account statements that will be mailed in April 2017. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
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
Further, the estimated value per share as of December 31, 2016 is based on the estimated value of our investments as of December 31, 2016. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2016, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to

(Back to Index)

individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on March 31, 2017, participants will acquire shares of our common stock under the plan at a price equal to $8.65 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. If a participant wishes to terminate participation in the distribution reinvestment plan effective for the April 2017 purchase date, participants must notify us in writing of such decision, and we must receive the notice by the close of business on April 14, 2017, which is ten business days prior to the last day of April 2017, as provided under the distribution reinvestment plan.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT II, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

On March 30, 2017, our board of directors approved an estimated value per share of our common stock of $9.10. As a result, the price at which shares will now be redeemed under our share redemption program is as follows:

(1) For those shares held by the redeeming stockholder for at least one year, 92.5% of our estimated value per share, or $8.42;

(2) For those shares held by the redeeming stockholder for at least two years, 95.0% of our estimated share value, or $8.65;

(3) For those shares held by the redeeming stockholder for at least three years, 97.5% of our estimated share value, or $8.87; and

(4) For those shares held by the redeeming stockholder for at least four years, 100% of our estimated share value, or $9.10.

For a stockholder’s shares to be eligible for redemption in June 2017 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us by June 15, 2017.

The complete share redemption program plan document is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 27, 2015 and is available at the SEC’s website at http://www.sec.gov.
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2016 were sold in an offering registered under the Securities Act.
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

In connection with the approval by our board of directors of an estimated value per share of our common stock of $9.01 on March 29, 2016, the price at which shares were redeemed under our share redemption program subsequent to that date was as follows:

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
During the quarter ended December 31, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2016	54,455	$8.40	116	(2)
November 2016	—	$—	—	(2)
December 2016	57,011	$8.75	173	(2)

(1)	All purchases of equity securities by the Company in the three months ended December 31, 2016 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended December 31, 2016.

(Back to Index)

Distribution Information
For the year ended December 31, 2016, we paid aggregate distributions of $34.6 million, including $14.0 million of distributions paid in cash and $20.6 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for year ended December 31, 2016 (in thousands):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2016	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In ) Operating Activities - Quarter to Date	Cash Provided By (Used In ) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,405	$5,001	$8,406	$(3,447)	$(3,447)	$8,626	$0.149589	-/-	$8,406/100%
Second Quarter	3,481	5,145	8,626	701	(2,746)	8,810	$0.149589	-/-	$8,626/100%
Third Quarter	3,542	5,268	8,810	(1,152)	(3,898)	8,791	$0.151233	-/-	$8,810/100%
Fourth Quarter	3,597	5,194	8,791	(2,128)	(6,026)	8,769	$0.149589	-/-	$8,791/100%
Total	$14,025	$20,608	$34,633	$(6,026)		$34,996
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
Our net loss for the year ended December 31, 2016 was $44.2 million and net cash used in operating activities was $6.0 million. Our cumulative cash distributions paid and net loss from inception through December 31, 2016 were $49.0 million and $70.1 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.
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
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of December 31, 2016, we owned 16 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

Year ended December 31, 2016 Compared to the Year ended December 31, 2015
We expect revenue and expenses to increase in future periods as we acquire additional properties and to decrease to the extent that we dispose of properties. The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2016	2015
Revenues:
Rental income	$52,928	$14,661
Total revenues	52,928	14,661

Expenses:
Rental operating	25,467	8,235
Acquisition costs	9,079	9,136
Management fees	9,235	2,435
General and administrative	9,272	3,690
Loss on disposal of assets	2,516	1,680
Depreciation and amortization expense	30,964	9,270
Total expenses	86,533	34,446
Loss before other income (expense)	(33,605)	(19,785)

Other income (expense):
Interest income	209	129
Insurance proceeds in excess of cost basis	185	—
Interest expense	(10,950)	(2,516)
Net loss	$(44,161)	$(22,172)
Revenues: Rental income increased by $38.3 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase is primarily due to the acquisition of six additional properties since December 31, 2015, as well as the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$318	11.2%	104
Overton Trails Apartment Homes	545	2.2%	167
Uptown Buckhead	736	6.0%	37
Crosstown at Chapel Hill	1,897	1.2%	162
The Brookwood	2,164	3.3%	10
Adair off Addison Apartment Homes	1,720	(2.5)%	184
Montclair	2,194	(10.1)%	532
1000 Spalding Crossing	2,576	(2.8)%	64
Grand Reserve	5,451	(2.8)%	240
Verdant Apartment Homes	4,051	(5.6)%	279
Properties acquired in 2016	16,615	N/A	N/A
	$38,267

Expenses:  Our operating expenses for the year ended December 31, 2016 were from the ongoing operations of our business and the ownership of 16 operating properties and increased as a result of the acquisition of six additional properties since December 31, 2015.
Management fees increased by $6.8 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the increase in the asset management fee paid to the Advisor related to the ownership of six additional properties during the year ended December 31, 2016. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by $5.6 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily as a result of the following:
•Company level general and administrative expenses increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily as a result of an increase of $3.2 million in payroll, rent and other costs allocated to us by our Advisor.
•Property level general and administrative expenses increased by $1.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily related to the operations of our 16 multifamily properties, and increased as a result of the acquisition of six additional properties.
Loss on disposal of assets of $2.5 million related to the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2016, as compared to the year ended December 31, 2015, were as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$10,479	$6,271	$16,750
Amortization of intangibles	(268)	5,212	4,944
	$10,211	$11,483	$21,694
The overall increase in depreciation expense for properties owned both periods is due to the additional $31.3 million in capital improvements made during 2016 in accordance with our planned renovations.
Interest expense increased by $8.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 as a result of seven additional mortgages either entered into or assumed during the year ended December 31, 2016, which were used to finance property acquisitions, as well as amortization of deferred financing costs.
Liquidity and Capital Resources
From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We have also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.65 per share ($8.56 per share prior to March 31, 2017).
We derive the capital required to purchase real estate investments and conduct our operations from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations.
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

(Back to Index)

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
Capital Expenditures
We deployed a total of $31.3 million during the year ended December 31, 2016 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2016 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the year ended	Remaining capital budgeted
	December 31, 2016
Overton Trails Apartment Homes	$2,131	$2,267
Uptown Buckhead	2,597	558
Crosstown at Chapel Hill	2,846	4,227
The Brookwood	3,946	2,995
Adair off Addison Apartment Homes	2,389	7,203
1000 Spalding Crossing	2,399	2,742
Grand Reserve	3,483	4,482
Verdant Apartment Homes	2,335	3,096
Arcadia Apartment Homes	3,514	5,261
Riverlodge	2,467	9,544
All other properties	3,227	29,363
	$31,334	$71,738
Common Stock
As of December 31, 2016, we had an aggregate of 59,160,177 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (in thousands, except per share data):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	3,280,313	29,247
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total shares redeemed and retired	(172,798)	(1,497)
Shares outstanding as of December 31, 2016	59,160,177	$584,097

(Back to Index)

Debt
The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2016				December 31, 2015
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$31,075	$—	$(344)	$30,731	$31,075	$—	$(382)	$30,693
Uptown Buckhead	20,200	—	(284)	19,916	20,200	—	(320)	19,880
Crosstown at Chapel Hill	32,000	—	(373)	31,627	32,000	—	(491)	31,509
The Brookwood - Key Bank	18,247	508	(239)	18,516	18,603	621	(293)	18,931
The Brookwood - Capital One	2,699	39	(41)	2,697	2,739	47	(50)	2,736
Adair off Addison and Adair off Addison Apartment Homes	25,500	—	(464)	25,036	25,500	—	(583)	24,917
1000 Spalding Crossing	24,600	—	(289)	24,311	24,600	—	(349)	24,251
Riverlodge	28,292	—	(393)	27,899	—	—	—	—
Verdant Apartment Homes	37,300	—	(345)	36,955	—	—	—	—
Arcadia Apartment Homes	40,200	—	(379)	39,821	—	—	—	—
Grand Reserve	42,395	—	(446)	41,949	—	—	—	—
Montclair Terrace	21,083	—	(345)	20,738	—	—	—	—
Breckenridge	52,975	—	(697)	52,278	—	—	—	—
Santa Rosa	45,700	—	(643)	45,057	—	—	—	—
Windbrooke Crossing	38,320	—	(490)	37,830	—	—	—	—
	$460,586	$547	$(5,772)	$455,361	$154,717	$668	$(2,468)	$152,917

(Back to Index)

The following table presents additional information about our mortgage notes payable, net (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	2.68%	$118	$155	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	2.99%	$78	$70	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.47%	$95	$—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$27	(2) (7)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.32%	$87	$—	(1) (3) (5)
1000 Spalding Crossing	1/1/2022	—	3.88%	$108	$39	(2) (5)
Riverlodge	5/1/2022	—	3.76%	$144	$130	(2) (7)
Verdant Apartment Homes	5/1/2023	—	3.89%	$154	$26	(2) (5)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$167	$19	(2)
Grand Reserve	6/1/2023	2.57%	3.34%	$185	$88	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.22%	$93	$21	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.13%	$213	$54	(1) (3) (5)
Santa Rosa	9/1/2026	2.11%	2.88%	$146	$98	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.46%	$194	$70	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 0.77167% (as of December 31, 2016) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2016, the net unamortized mortgage premium was $546,607 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At December 31, 2016, the weighted average interest rate of all our outstanding indebtedness was 3.31%.

(Back to Index)

Operating Properties
As of December 31, 2016, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Crossing	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair	188	Portland, OR
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	Santa Rosa	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
		4,855
As four of our multifamily properties are located in the Dallas-Fort Worth area, three of our properties are located in the Atlanta area, two of our properties are located in Portland, Oregon and two of our properties are located in the Denver area, our portfolio is particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimbursed the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our public offering.  This included all organization and offering costs other than selling commission and dealer manager fees.
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

(Back to Index)

Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under Generally Accepted Accounting Principles ("GAAP"), that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2016 did not exceed the charter imposed limitation.
Distributions
For the year ended December 31, 2016, the Company paid aggregate distributions of $34.6 million, including $14.0 million of distributions paid in cash and $20.6 million of distributions reinvested in shares of common stock through the our distribution reinvestment plan, as follows:

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 17, 2015	$0.00164384	December 31, 2015 through January 28, 2016	January 29, 2016	$1,540	$1,039	$2,579
December 17, 2015	0.00164384	January 29, 2016 through February 26, 2016	February 29, 2016	1,618	1,103	2,721
February 24, 2016	0.00164384	February 27, 2016 through March 30, 2016	March 31, 2016	1,843	1,263	3,106
March 29, 2016	0.00164384	March 31, 2016 through April 29, 2016	April 30, 2016	1,635	1,105	2,740
March 29, 2016	0.00164384	April 30, 2016 through May 30, 2016	May 31, 2016	1,640	1,106	2,746
March 29, 2016	0.00164384	May 31, 2016 through June 29, 2016	June 30, 2016	1,870	1,270	3,140
June 15, 2016	0.00164384	June 30, 2016 through July 28, 2016	July 31, 2016	1,652	1,115	2,767
June 15, 2016	0.00164384	July 29, 2016 through August 30, 2016	August 31, 2016	1,891	1,269	3,160
June 15, 2016	0.00164384	August 31, 2016 through September 29, 2016	September 30, 2016	1,725	1,158	2,883
September 30, 2016	0.00164384	September 30, 2016 through October 30, 2016	October 31, 2016	1,729	1,161	2,890
September 30, 2016	0.00164384	October 31, 2016 through November 29, 2016	November 30, 2016	1,769	1,225	2,994
September 30, 2016	0.00164384	November 30, 2016 through December 29, 2016	December 30, 2016	1,696	1,211	2,907
				$20,608	$14,025	$34,633

(Back to Index)

On December 15, 2016, the Company's Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from December 30, 2016 through and including March 30, 2017, payable on January 31, 2017, February 28, 2017 and March 31, 2017.
The following is a reconciliation of total aggregate distributions to total distributions declared for the year ended December 31, 2016 (in thousands):

Total aggregate distributions paid	$34,633
Less: distribution payable at December 31, 2015	(2,778)
Add: distribution payable at December 31, 2016	8,769
Total distributions declared	$40,624

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year paid	Per Common Share per Day	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
		$29,247	$19,793	$49,040
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

(Back to Index)

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
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed.  Both of these acquisition costs have been and will continue to be funded from the proceeds of our offering and debt proceeds and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations and the general and administrative expenses incurred in connection with these events, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Years Ended
	December 31,
	2016	2015
	(in thousands)
Net loss – GAAP	$(44,161)	$(22,172)
Depreciation expense	21,870	5,120
FFO	(22,291)	(17,052)
Adjustments for straight-line rents	160	24
Fair value adjustment for cancelable swap	(283)	359
Amortization of intangible lease assets	9,094	4,150
Acquisition costs	9,079	9,136
MFFO	$(4,241)	$(3,383)

Basic and diluted loss per common share - GAAP	$(0.76)	$(0.92)
FFO per share	$(0.39)	$(0.70)
MFFO per share	$(0.07)	$(0.14)

Weighted average shares outstanding	57,834	24,230
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
Depreciation
We make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout

(Back to Index)

the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. The estimated useful lives of our assets by class are as follows:

Buildings	27.5 years
Building improvements	3-27.5 years
Tenant improvements	Expected useful life
Real Estate Purchase Price Allocation
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

(Back to Index)

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
Adoption of New Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. On January 1, 2016, we adopted ASU 2015-01 and the adoption had no impact on our consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for ua beginning January 1, 2016. On January 1, 2016, we adopted ASU 2015-02 and the adoption had no impact on our consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. We applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by us on January 1, 2016. Accordingly, we have has reclassified $2.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by us on January 1, 2016 and the adoption had no impact on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the

(Back to Index)

entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of the new requirements did not have an impact on our consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with our plan for the adoption of ASU 2014-09, we have identified revenue streams and are performing an in-depth review to identify the related performance obligations and to evaluate the impact on our consolidated financial statements and internal accounting processes and controls. As the majority of the our revenues are derived from lease contracts, we do not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by FASB will have a material impact on our consolidated financial statements.

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
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  The guidance is effective for us as of January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the reporting of our consolidated cash flows.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On January 31, 2017, the Company entered into a $38.3 million secured mortgage loan with CBRE Capital Markets, Inc. (the "Woods at Burnsville Loan"), secured by The Woods at Burnsville. The Woods at Burnsville Loan, which matures on February 1, 2024, bears interest at a floating rate of one-month LIBOR plus 2.13%. Monthly payments are initially interest only. Beginning with the March 2019 payment, monthly payments will include interest and principal, which based on current rates, amounts to approximately $159,200 per month.
On March 28, 2017, the Board of Directors approved the following distributions: daily accrual amount of $0.00164384 per shareof common stock for the period from March 31, 2017 through and including June 29, 2017, payable on April 28, 2017, May 31, 2017 and June 30, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2016.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2016 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

                On March 28, 2017, David E. Bloom, our Senior Vice President, offered our Board his resignation as an officer of our Company. Mr. Bloom’s decision was based on his determination that he will be unable to devote the necessary time and attention to Company matters, and was not a result of any disagreements with us on any matter relating to its operations, policies or practices.

On March 28, 2017, our board of directors adopted the Third Amended and Restated Share Redemption Program (the “Third Amended SRP”).  The Third Amended SRP provides that the price at which shares will be redeemed in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility will be equal to our most recent net asset value (“NAV”) per share of our common stock.  The Third Amended SRP also provides that the effective date of any redemption will be no earlier than the last day of the calendar month preceding the quarterly determination by our board of directors of the availability of funds for redemption.  The other terms of the Third Amended SRP are consistent with the terms of the Second Amended and Restated Share Redemption Program currently in effect.  The Third Amended SRP will become effective on April 29, 2017.

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
The other information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

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

10.15
Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2015 (incorporated by reference Exhibit 10.14 to the Company's Annual Report on Form 10-K filed March 30, 2016)

10.6	Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2016
10.7
Promissory Note by RRE Canterwood Holdings, LLC in favor of Allstate Life Insurance Company, dated April 14, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.8
Promissory Note by RRE Fox Ridge Holdings, LLC in favor of Allstate Life Insurance Company, dated April 14, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.9
Agreement of Purchase and Sale Breckenridge Apartments by and between Holland Breckenridge Apartment Homes, LLC and RRE Opportunity OP II, LP, dated April 25, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.1
Purchase and Sale Agreement by and between RRE Opportunity OP II, LP and Dallas Santa Rosa-476, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

(Back to Index)

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2015)
99.2	Consent of Duff & Phelps
99.3	Third Amended and Restated Share Redemption Program
101.1
The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

March 30, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Carleton	Director	March 30, 2017
GEORGE CARLETON

/s/ Gary Lichtenstein	Director	March 30, 2017
GARY LICHTENSTEIN

/s/ Thomas J. Ikeler	Director	March 30, 2017
THOMAS J. IKELER

/s/ David Spoont	Director	March 30, 2017
DAVID SPOONT

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 30, 2017
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer	March 30, 2017
STEVEN R. SALTZMAN	(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Real Estate Opportunity REIT II, Inc.
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2017

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Investments:
Rental properties, net	$754,588	$388,157
Identified intangible assets, net	2,689	3,882
Total investments	757,277	392,039

Cash	104,889	180,826
Restricted cash	6,620	3,901
Tenant receivables	68	17
Due from related parties	604	363
Subscriptions receivable	—	7,614
Prepaid expenses and other assets	1,852	2,260
Deferred offering costs	—	1,937
Total assets	$871,310	$588,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$455,361	$152,917
Accounts payable and accrued expenses	11,997	5,942
Due to related parties	2,648	6,035
Tenant prepayments	546	314
Security deposits	1,097	572
Distribution payable	8,769	2,778
Derivative liability	—	127
Total liabilities	480,418	168,685

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 59,160,177 and 52,696,985 issued and outstanding, respectively)	591	526
Additional paid-in capital	520,746	465,449
Accumulated other comprehensive loss	(74)	(117)
Accumulated deficit	(130,372)	(45,587)
Total stockholders’ equity	390,892	420,272
Total liabilities and stockholders’ equity	$871,310	$588,957

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended
	December 31,
	2016	2015
Revenues:
Rental income	$52,928	$14,661
Total revenues	52,928	14,661

Expenses:
Rental operating	25,467	8,235
Acquisition costs	9,079	9,136
Management fees	9,235	2,435
General and administrative	9,272	3,690
Loss on disposal of assets	2,516	1,680
Depreciation and amortization expense	30,964	9,270
Total expenses	86,533	34,446
Loss before other income (expense)	(33,605)	(19,785)

Other income (expense):
Interest income	209	129
Insurance proceeds in excess of cost basis	185	—
Interest expense	(10,950)	(2,516)
Net loss	(44,161)	(22,172)

Other comprehensive loss:
Designated derivatives, fair value adjustment	43	(82)
Comprehensive loss	$(44,118)	$(22,254)

Weighted average common shares outstanding	57,834	24,230

Basic and diluted net loss per common share	$(0.76)	$(0.92)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2015	4,760	$48	50	$1	$42,148	$(35)	$(4,549)	$37,613
Issuance of stock	46,829	467	—	—	466,516	—	—	466,983
Distributions of common stock	227	3	—	—	2,265	—	(2,268)	—
Offering costs	—	—	—	—	(53,841)	—	—	(53,841)
Common stock issued through distribution reinvestment plan	887	9	—	—	8,416	—	—	8,425
Distributions declared	—	—	—	—	—	—	(16,598)	(16,598)
Common stock redemptions	(6)	(1)	—	—	(55)	—	—	(56)
Designated derivative, fair value adjustment	—	—	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	—	(22,172)	(22,172)
Balance at December 31, 2015	52,697	526	50	1	465,449	(117)	(45,587)	420,272
Issuance of common stock	4,259	43	—	—	42,423	—	—	42,466
Offering costs	—	—	—	—	(6,263)	—	—	(6,263)
Common stock issued through distribution reinvestment plan	2,371	24	—	—	20,584	—	—	20,608
Distributions declared	—	—	—	—	—	—	(40,624)	(40,624)
Common stock redemptions	(167)	(2)	—	—	(1,447)	—	—	(1,449)
Designated derivatives, fair value adjustment	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(44,161)	(44,161)
Balance, at December 31, 2016	59,160	$591	50	$1	$520,746	$(74)	$(130,372)	$390,892

The accompanying notes are an integral part of these consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(44,161)	$(22,172)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	2,516	1,680
Depreciation and amortization	30,964	9,270
Amortization of deferred financing costs	737	294
Amortization of mortgage premiums	(121)	(51)
Change in fair value of interest rate swap	(170)	127
Changes in operating assets and liabilities:
Restricted cash	(1,301)	(1,769)
Tenant receivables	(51)	(12)
Due from related parties	(241)	(329)
Prepaid expenses and other assets	2,479	(916)
Due to related parties	(1,450)	2,166
Accounts payable and accrued expenses	4,657	3,705
Tenant prepayments	173	257
Security deposits	(57)	10
Net cash (used in) provided by operating activities	(6,026)	(7,740)

Cash flows from investing activities
Property acquisitions	(339,080)	(315,453)
Capital expenditures	(31,334)	(9,359)
Restricted cash - capital reserves	(676)	—
Net cash (used in) provided by investing activities	(371,090)	(324,812)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	48,632	463,135
Payment of deferred financing costs	(3,908)	(2,180)
Increase in borrowings	278,627	102,300
Repayments on borrowings	(1,657)	(7,593)
Purchase of interest rate caps	(227)	(110)
Distributions paid on common stock	(14,025)	(5,654)
Offering costs	(6,263)	(52,301)
Net cash (used in) provided by financing activities	301,179	497,597

Net (decrease) increase in cash	(75,937)	165,045
Cash at beginning of year	180,826	15,781
Cash at end of year	$104,889	$180,826

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchased $1.0 million or more of shares through the same participating broker-dealer. Discounts were also available for other categories of investors. The Company continues to offer up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.65 per share ($8.56 per share prior to March 31, 2017). The Company has adopted a fiscal year ending December 31. On February 6, 2014, the Securities and Exchange Commission (the “SEC”) declared effective the Company's Registration Statement on Form S-11, as amended (Commission File No. 333-184476) (the “Registration Statement”), relating to the offering of up to 110,000,000 shares of the Company’s common stock, including shares offered pursuant to the Company's distribution reinvestment plan. The primary portion of the offering closed on February 10, 2016.
Resource Real Estate Opportunity Advisor II, LLC (the "Advisor”) is a wholly owned subsidiary of Resource Real Estate, Inc. (the "Sponsor") and an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), operating in the real estate, financial fund management and commercial finance sectors. The Advisor acts as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's Board of Directors. On October 9, 2012, the Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock. On December 20, 2013, the Advisor received 50,000 shares of convertible stock in exchange for 5,000 shares of the Company’s common stock. The Advisor purchased an additional 117,778 shares of common stock in 2016 for $1.1 million.

On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager II, LLC, the Company's property manager. C-III also controls all of the shares of the Company's common stock held by RAI and our Advisor.
As of December 31, 2016, a total of 59,160,177 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued in connection with the Company's public offering resulting in gross offering proceeds of $584.1 million. As of December 31, 2016, the Company had issued 3,280,313 shares for $29.2 million pursuant to its distribution reinvestment plan.
The Company’s objective is to take advantage of the Sponsor's dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire (i) underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which the Company will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans the Company originates or purchases either directly or with a co-investor or joint venture partner.
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 90% of its REIT taxable net income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair	188	Portland, OR
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Crossing	252	Atlanta, GA
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	Santa Rosa	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN

N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting
The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2016, the Company had $112.1 million of deposits at various banks, $105.2 million of which was greater than the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
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
As four of the Company's multifamily properties are located in the Dallas-Fort Worth area, two properties are located in Portland, Oregon, two properties are located in the Atlanta area and two properties are located in the Denver area, the Company's portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the year ended December 31, 2016.
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
DECEMBER 31, 2016

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
The future minimum rental payments to be received from noncancelable operating leases are $33.1 million and $266,000 for the years ending December 31, 2017 and 2018, and none thereafter.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

of these claims can exceed one year. At December 31, 2016 and 2015, there were allowances for uncollectible receivables of $5,009 and $194, respectively.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2016 and 2015, the Company had no TRSs.
Earnings Per Share
Basic earnings per share is calculated on the basis of weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 11) are included in the diluted earnings per share calculation because the necessary conditions for conversion have not been satisfied as of December 31, 2016. Accrued distributions as of December 31, 2016, that could be potentially settled in the issuance of common stock, could be excluded from the calculation of earnings per share because the impact would be anti-dilutive. All common shares and per common share information in the financial statements were adjusted retroactively for the effect of one 0.83333% stock distribution issued on January 15, 2015.
Correction of an Immaterial Error
During the second quarter ended June 30, 2016, the Company made an adjustment to correct an immaterial error related to the accrual of real estate taxes in connection with a property acquisition. As a result of this error, the Company increased accounts payable and accrued expenses and rental properties by $832,283, respectively. The adjustment impacts the Consolidated Balance Sheet, Note 5- Rental Properties, net and Note 6 - Acquisitions as of December 31, 2015. This correction had no impact on earnings or cash flows.
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014 (the “Advisory Agreement”), the Companywas obligated to reimburse the Advisor for organizational and offering costs it incurred on the Company's behalf, but only to the extent that such reimbursements would not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. The primary portion of the offering closed on February 10, 2016, at which point total organizational and offering costs incurred did not exceed 2.5% of the gross offering proceeds raised in the offering.
Through December 31, 2016, the Company incurred $11.2 million of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of December 31, 2016, the Advisor had paid $7.2 million of these costs on behalf of the Company. These costs were deferred and subsequently a portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. As of December 31, 2016, the Company had reimbursed all $7.2 million of offering costs to the Advisor.
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
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Company on January 1, 2016. Accordingly, the Company has reclassified$2.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
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

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of the new requirements did not have an impact on the Company's consolidated financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Accounting Standards Issued But Not Yet Effective

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company has identified revenue streams and is performing an in-depth review to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenues are derived from lease contracts, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by FASB will have a material impact on its consolidated financial statements.

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
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2016	2015
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$8,769	$2,778
Stock issued from distribution reinvestment plan	20,608	8,425
Stock distributions issued	—	2,268
Deferred offering costs	—	493
Due to related parties	—	17
Rental property and other assets acquired through assumption of mortgage notes payable	28,704	22,189

Cash paid during the period for:
Interest	$9,082	$1,784

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows (in thousands):

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

	December 31, 2016	December 31, 2015
Real estate taxes	$3,252	$1,586
Insurance	671	293
Capital improvements	2,697	2,022
Total	$6,620	$3,901

Unrestricted cash designated for capital expenditures	$71,738	$45,171

NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Land	$108,587	$66,487
Building and improvements	629,060	314,716
Furniture, fixtures and equipment	36,307	10,539
Construction in progress	7,641	1,710
	781,595	393,452
Less: accumulated depreciation	(27,007)	(5,295)
	$754,588	$388,157
Depreciation expense for the years ended December 31, 2016 and 2015 was $21.9 million and $5.1 million, respectively.
NOTE 6 - ACQUISITIONS
As of December 31, 2016, the Company owned 16 properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of December 31, 2016.
The table below summarizes these acquisitions and the respective fair values assigned (in thousands):

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Debt Assumed	Other Liabilities	Fair Valued Assigned
Adair off Addison	Dallas, Texas	6/4/2014	$9,500	$1,889	$7,061	$199	$351	$—	$(85)	$9,415
Overton Trails Apartment Homes	Fort Worth, Texas	12/19/2014	$47,000	$4,834	$40,486	$504	$1,176	$—	$(60)	$46,940
Uptown Buckhead	Atlanta, Georgia	3/30/2015	$32,500	$6,464	$24,993	$399	$644	$—	$(117)	$32,383
Crosstown at Chapel Hill	Chapel Hill, North Carolina	5/19/2015	$46,750	$7,098	$37,947	$608	$1,097	$—	$(231)	$46,519
The Brookwood	Homewood, Alabama	8/21/2015	$30,050	$3,595	$25,997	$411	$766	$(22,189)	$(148)	$8,432
Adair off Addison Apartment Homes	Dallas, Texas	8/27/2015	$21,250	$2,532	$17,831	$304	$583	$—	$(229)	$21,021
1000 Spalding Crossing	Atlanta, Georgia	9/24/2015	$41,000	$5,030	$34,765	$399	$806	$—	$(51)	$40,949
Montclair Terrace	Portland, Oregon	10/29/2015	$32,750	$3,545	$28,282	$304	$619	$—	$(80)	$32,670
Grand Reserve	Naperville, Illinois	12/18/2015	$66,700	$12,132	$52,981	$1,097	$1,322	$—	$(98)	$67,435
Verdant Apartment Homes	Boulder, Colorado	12/18/2015	$65,200	$19,527	$44,140	$514	$1,019	$—	$(344)	$64,856
Arcadia Apartment Homes	Centennial, Colorado	1/22/2016	$60,250	$8,578	$49,990	$492	$1,191	$—	$(126)	$60,125
Riverlodge	Austin, Texas	3/23/2016	$57,000	$6,776	$47,992	$698	$1,534	$(28,765)	$(393)	$27,842
Breckenridge	Portland, Oregon	5/17/2016	$81,500	$9,642	$69,701	$812	$1,345	$—	$(181)	$81,319
Santa Rosa	Irvine, Texas	6/28/2016	$70,000	$8,410	$59,326	$718	$1,546	$—	$(616)	$69,384
Windbrooke Crossing	Buffalo Grove, Illinois	12/22/2016	$48,250	$4,634	$42,576	$608	$1,059	$—	$(660)	$48,217
The Woods at Burnsville	Burnsville, Minnesota	12/23/2016	$51,000	$3,900	$45,053	$821	$1,225	$—	$(84)	$50,915

(1)	Contractual purchase price excludes closing costs, acquisition expenses and other immaterial settlement date adjustments and pro-rations..

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2016 acquisitions (in thousands):

Year Ended
Multifamily Community	December 31, 2016
Arcadia Apartment Homes
Total Revenues	$4,595
Net Loss	$(1,867)
Acquisition Costs	$55
Acquisition Fee	$1,371
Riverlodge
Total Revenues	$5,009
Net Loss	$(3,625)
Acquisition Costs	$194
Acquisition Fee	$1,380
Breckenridge
Total Revenues	$3,407
Net Loss	$(3,060)
Acquisition Costs	$159
Acquisition Fee	$1,798
Santa Rosa
Total Revenues	$3,388
Net Loss	$(1,585)
Acquisition Costs	$163
Acquisition Fee	$1,627
Windbrooke
Total Revenues	$125
Net Loss	$(172)
Acquisition Costs	$126
Acquisition Fee	$1,001
The Woods of Burnsville
Total Revenues	$146
Net Loss	$(129)
Acquisition Costs	$118
Acquisition Fee	$1,046
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $16.3 million and $8.4 million as of December 31, 2016 and 2015, respectively, net of accumulated amortization of $13.6 million and $4.5 million, respectively. The weighted average remaining life of the rental leases is five months and four months as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, amortization expense was $9.1 million and $4.1 million, respectively. Expected amortization for the rental leases for the next 12 months is $2.7 million and none thereafter.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2016				December 31, 2015
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$31,075	$—	$(344)	$30,731	$31,075	$—	$(382)	$30,693
Uptown Buckhead	20,200	—	(284)	19,916	20,200	—	(320)	19,880
Crosstown at Chapel Hill	32,000	—	(373)	31,627	32,000	—	(491)	31,509
The Brookwood - Key Bank	18,247	508	(239)	18,516	18,603	621	(293)	18,931
The Brookwood - Capital One	2,699	39	(41)	2,697	2,739	47	(50)	2,736
Adair off Addison and Adair off Addison Apartment Homes	25,500	—	(464)	25,036	25,500	—	(583)	24,917
1000 Spalding Crossing	24,600	—	(289)	24,311	24,600	—	(349)	24,251
Riverlodge	28,292	—	(393)	27,899	—	—	—	—
Verdant Apartment Homes	37,300	—	(345)	36,955	—	—	—	—
Arcadia Apartment Homes	40,200	—	(379)	39,821	—	—	—	—
Grand Reserve	42,395	—	(446)	41,949	—	—	—	—
Montclair Terrace	21,083	—	(345)	20,738	—	—	—	—
Breckenridge	52,975	—	(697)	52,278	—	—	—	—
Santa Rosa	45,700	—	(643)	45,057	—	—	—	—
Windbrooke Crossing	38,320	—	(490)	37,830	—	—	—	—
	$460,586	$547	$(5,772)	$455,361	$154,717	$668	$(2,468)	$152,917

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	2.68%	$118	$155	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	2.99%	$78	$70	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.47%	$95	$—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$27	(2) (7)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.32%	$87	$—	(1) (3) (5)
1000 Spalding Crossing	1/1/2022	—	3.88%	$108	$39	(2) (5)
Riverlodge	5/1/2022	—	3.76%	$144	$130	(2) (7)
Verdant Apartment Homes	5/1/2023	—	3.89%	$154	$26	(2) (5)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$167	$19	(2)
Grand Reserve	6/1/2023	2.57%	3.34%	$185	$88	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.22%	$93	$21	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.13%	$213	$54	(1) (3) (5)
Santa Rosa	9/1/2026	2.11%	2.88%	$146	$98	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.46%	$194	$70	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 0.77167% (as of December 31, 2016) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value adjustment (premium)is amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2016, the net unamortized mortgage premium was $546,607 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At December 31, 2016, the weighted average interest rate of all our outstanding indebtedness was 3.31%
All mortgage notes are collateralized by a first or second mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

As of December 31, 2016 and 2015, the Company had $6.6 million and $3.9 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 5).
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, are as follows (in thousands):

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

2017	$3,778
2018	6,547
2019	8,398
2020	39,714
2021	50,927
Thereafter	351,222
$460,586

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
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of December 31, 2016 and December 31, 2015, accumulated amortization of deferred financing costs was $876,721 and $139,722, respectively. Amortization of deferred financing costs for the next five years ending December 31, and thereafter, are as follows (in thousands):

2017	$1,011
2018	996
2019	979
2020	909
2021	728
Thereafter	1,150
$5,773
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2016 (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2015	$(35)
Designated derivatives, fair value adjustment	(82)
Balance, December 31, 2015	(117)
Designated derivatives, fair value adjustment	43
Balance, December 31, 2016	$(74)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 10 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with RAI
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represent insurance deposits held in escrow funds held by Resource Real Estate, Inc. ("RRE") for self-insurance which, if unused, will be returned to the Company. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both the property insurance and general liability. RRE holds the deposits in escrow to fund future insurance claims. The pool for property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 of each general liability incident. Catastrophic insurance would cover losses in excess of the insurance pools up to $140.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the year ended December 31, 2016, the Company paid $905,797 into the insurance pools.
Internal audit fees. RAI performs internal audit services for the Company.
Relationship with the Advisor
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
During the course of the offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts were reimbursed to the Advisor from the proceeds from the offering. As of December 31, 2016, the Advisor had paid costs on a cumulative basis on behalf of the Company of approximately $7.2 million.
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
Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price. No properties were sold during the years ended December 31, 2015 and 2016 and, therefore, no disposition fees were earned.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This included all organization and offering costs of up to 2.5% of gross offering proceeds.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

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
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the Company's properties, provided that for properties that are less than 75% occupied, the Manager receives a minimum fee for the first 12 months of ownership, for performing certain property management and leasing activities.
Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the years ended December 31, 2015 and 2016.
Information technology fees and Operating Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared information technology fees and operating expenses on behalf of the Company.
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

The Company paid The Planning & Zoning Resource Company, an affiliate of C-III, $2,065 for zoning reports in relation to certain acquisitions.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The amounts receivable/payable and the fees earned/expenses incurred by such related parties are summarized in the following tables (in thousands):

	December 31, 2016	December 31, 2015
Due from related parties:
Resource Securities	$—	$37
RAI - insurance pools	604	326
	$604	$363

Due to related parties:
Advisor
Acquisition fees	$1,022	$2,646
Asset management fees	—	309
Organization and offering costs	—	1,937
Operating expense reimbursements	1,078	115

Manager
Property management fees	244	99
Operating expense reimbursements	304	218

Resource Securities
Selling commissions and dealer-manager fees	—	711
	$2,648	$6,035

Graphic Images	$—	$3

	Years Ended
	December 31,
	2016	2015
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$8,497	$7,479
Asset management fees (2)	$6,892	$1,806
Debt financing fees (3)	$1,537	$582
Organization and offering costs (4)	$86	$4,107
Operating expense reimbursements (5)	$4,130	$805

Manager
Property management fees (2)	$2,278	$613
Construction management fees (7)	$1,371	$437
Operating expense reimbursements (8)	$132	$61
Information technology fees (5)	$166	$47

Resource Securities:
Selling commissions and dealer-manager fees (6)	$4,193	$45,454

Other
Graphic Images (4) (5)	$8	$460
The Planning & Zoning Resource Company (5)	$2	$—

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.
(2)     Included in Management fees on the consolidated statements of operations and comprehensive loss.
(3)    Included in Mortgage notes payable, net on the consolidated balance sheets.
(4)     Included in Deferred offering costs or Stockholders' Equity on the consolidated balance sheets. As of December 31, 2016, all previously deferred offering costs have been reclassified to Stockholders' Equity.
(5)     Included in General and administrative on the consolidated statements of operations and comprehensive loss.
(6)     Included in Stockholders' equity on the consolidated balance sheets.
(7)     Included in Rental properties, net on the consolidated balance sheets.
(8)    Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss. Amount excludes the allocated payroll expenses described in Note 14 - Operating Expenses.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 11 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2016 and 2015, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of December 31, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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
Common Stock
As of December 31, 2016, the Company had an aggregate of 59,160,177 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million during 2016, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	3,280,313	29,247
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total shares redeemed and retired	(172,798)	(1,497)
	59,160,177	$584,097

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Redemptions
During the year ended December 31, 2016, the Company redeemed shares as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	—	(2)
February 2016	—	$—	—	(2)
March 2016	8	$9.64	13	(2)
April 2016	—	$—	—	(2)
May 2016	—	$—	—	(2)
June 2016	48	$8.48	61	(2)
July 2016	—	$—	—	(2)
August 2016	—	$—	—	(2)
September 2016	—	$—	—	(2)
October 2016	54	$8.40	116	(2)
November 2016	—	$—	—	(2)
December 2016	57	$8.75	173	(2)

(1)	All purchases of equity securities by the Company in the year ended December 31, 2016 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the year ended December 31, 2016.
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Distributions
For the year ended December 31, 2016, the Company paid aggregate distributions of $34.6 million, including $14.0 million of distributions paid in cash and $20.6 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 17, 2015	$0.00164384	December 31, 2015 through January 28, 2016	January 29, 2016	$1,540	$1,039	2,579
December 17, 2015	0.00164384	January 29, 2016 through February 26, 2016	February 29, 2016	1,618	1,103	2,721
February 24, 2016	0.00164384	February 27, 2016 through March 30, 2016	March 31, 2016	1,843	1,263	3,106
March 29, 2016	0.00164384	March 31, 2016 through April 29, 2016	April 30, 2016	1,635	1,105	2,740
March 29, 2016	0.00164384	April 30, 2016 through May 30, 2016	May 31, 2016	1,640	1,106	2,746
March 29, 2016	0.00164384	May 31, 2016 through June 29, 2016	June 30, 2016	1,870	1,270	3,140
June 15, 2016	0.00164384	June 30, 2016 through July 28, 2016	July 31, 2016	1,652	1,115	2,767
June 15, 2016	0.00164384	July 29, 2016 through August 30, 2016	August 31, 2016	1,891	1,269	3,160
June 15, 2016	0.00164384	August 31, 2016 through September 29, 2016	September 30, 2016	1,725	1,158	2,883
September 30, 2016	0.00164384	September 30, 2016 through October 30, 2016	October 31, 2016	1,729	1,161	2,890
September 30, 2016	0.00164384	October 31, 2016 through November 29, 2016	November 30, 2016	1,769	1,225	2,994
September 30, 2016	0.00164384	November 30, 2016 through December 29, 2016	December 30, 2016	1,696	1,211	2,907
				$20,608	$14,025	$34,633
On December 15, 2016, the Company's Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from December 30, 2016 through and including March 30, 2017, payable on January 31, 2017, February 28, 2017 and March 31, 2017.
The following is a reconciliation of total aggregate distributions paid to total distributions declared for the year ended December 31, 2016 (in thousands):

Total aggregate distributions paid	$34,633
Less: distribution payable at December 31, 2015	(2,778)
Add: distribution payable at December 31, 2016	8,769
Total distributions declared	$40,624

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

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

Derivatives (interest rate caps and swap) which are reported at fair value in the consolidated balance sheets are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Interest rate caps	$—	$365	$—	$365
Cancelable Swap	—	43	—	43
	$—	$408	$—	$408
Liabilities:
Cancelable swap	$—	$—	$—	$—
	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Interest rate caps	$—	$52	$—	$52
	$—	$52	$—	$52
Liabilities:
Cancelable swap	$—	$(127)	$—	$(127)
	$—	$(127)	$—	$(127)
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Prepaid expenses and other assets as of December 31, 2016 and in Derivative liabilities on the consolidated balance sheet as of December 31, 2015.
The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$460,586	$449,977	$154,717	$157,068
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities (Level 3).
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
DECEMBER 31, 2016

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016, such derivatives were used to hedge the variable cash flows, indexed to USD-London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016 and 2015, the Company recorded no hedge ineffectiveness in earnings. During the year ended December 31, 2015, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amounts were a loss of $19,009.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $69,834 will be reclassified as an increase to interest expense.
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

As of December 31, 2016, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	8	$280,000	January 1, 2018 through September 1, 2020
Derivatives not designated as hedging instruments:
Cancelable swap	1	$32,000	July 28, 2020
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

Asset Derivatives				Liabilities Derivatives
December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$365	Interest rate caps	$52	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	$43	NA	$—	Cancelable swap	$—	NA	$(127)

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets. The cancelable swap is included in Prepaid expenses and other assets as of December 31, 2016 and in Derivative liability on the consolidated balance sheet as of December 31, 2015.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2016	December 31, 2015
Interest rate caps	Interest expense	$10	$—

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2016	December 31, 2015
Cancelable swap	Interest expense	$283	$(359)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Years Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Years Ended
	December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015
Interest rate products	$33	$(96)	Interest expense	$(10)	$—
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations. As of December 31, 2016, the Company has not posted any collateral related to these agreements.
NOTE 14 - OPERATING EXPENSES
As defined under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2016 did not exceed the charter imposed limitation.
Allocated payroll associated with a portion of the compensation paid by the Advisor or its affiliates to the Company’s executive officers was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss and was reimbursed to the Advisor during the years ended December 31, 2016 and 2015.
Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive loss. Allocated payroll for the years ended December 31, 2016 and 2015 was $971,516 and $319,284, respectively.
NOTE 15 – SUBSEQUENT EVENTS
On January 31, 2017, the Company entered into a $38.3 million secured mortgage loan with CBRE Capital Markets, Inc. (the "Woods at Burnsville Loan"), secured by The Woods at Burnsville. The Woods at Burnsville Loan, which matures on February 1, 2024, bears interest at a floating rate of one-month LIBOR plus 2.13%. Monthly payments are initially interest only. Beginning with the March 2019 payment, monthly payments will include interest and principal, which based on current rates, amounts to approximately $159,200 per month.
On March 28, 2017, the Board of Directors approved the following distributions: daily accrual amount of $0.00164384 per shareof common stock for the period from March 31, 2017 through and including June 29, 2017, payable on April 28, 2017, May 31, 2017 and June 30, 2017.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate owned:
Residential	—	9,149	2,825	11,973	(1,413)	1980	6/4/2014
Dallas, Texas

Residential	31,075	45,824	3,990	49,814	(4,008)	1999	12/19/2014
Fort Worth, Texas

Residential	20,200	31,856	3,906	35,762	(2,136)	1989	3/30/2015
Atlanta, Georgia

Residential	32,000	45,653	3,676	49,329	(2,863)	1990	5/19/2015
Chapel Hill, North Carolina

Residential	21,494	30,002	4,030	34,033	(1,650)	1968	8/21/2015
Homewood, Alabama

Residential	25,500	20,667	2,254	22,920	(1,183)	1979	8/27/2015
Dallas, Texas

Residential	24,600	40,194	2,450	42,645	(1,892)	1995	9/24/2015
Atlanta Georgia

Residential	21,083	32,131	1,008	33,138	(1,393)	2004	10/29/2015
Portland, Oregon

Residential	42,395	66,213	3,191	69,404	(2,391)	1991	12/18/2015
Naperville, Illinois

Residential	37,300	64,181	2,162	66,343	(1,810)	1997	12/18/2015
Boulder, Colorado

Residential	40,200	59,059	3,281	62,340	(1,851)	1984	1/22/2016
Centennial, Colorado

Residential	28,292	55,466	1,875	57,341	(1,551)	2001	3/23/2016
Austin, Texas

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Residential	52,975	80,155	(323)	79,832	(1,636)	1985	5/17/2016
Portland, Oregon

Residential	45,700	68,454	740	69,194	(1,231)	1991	6/28/2016
Irving, Texas

Residential	38,320	47,817	(12)	47,805		1986	12/22/2016
Buffalo Grove, Illinois

Residential	—	49,775	(51)	49,723		1984	12/23/2016
Burnsville, Minnesota
	$461,133	$746,595	$35,001	$781,595	$(27,007)

	Years Ended December 31,
	2016	2015
	(in thousands)
Investments in real estate:
Balance at beginning of the year	$392,620	$54,883
Additions during the year:	—	—
Acquisitions	361,558	330,059
Improvements, etc.	31,334	9,359
Dispositions during the year:	(3,917)	(1,680)
Balance at end of year	$781,595	$392,620

Accumulated Depreciation:
Balance at beginning of year	$(5,295)	$180
Depreciation	(21,870)	5,120
Disposals	158	(4)
Balance at the end of year	$(27,007)	$5,295