Form 10-Q
period 2017-03-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2017-05-12
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 8, 2017, there were 59,815,423 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$752,799	$754,588
Identified intangible assets, net	1,144	2,689
	753,943	757,277

Cash	128,834	104,889
Restricted cash	6,746	6,620
Tenant receivables, net	44	68
Due from related parties	874	604
Prepaid expenses and other assets	3,211	1,852
Total assets	$893,652	$871,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$492,452	$455,361
Accounts payable and accrued expenses	12,896	11,997
Due to related parties	892	2,648
Tenant prepayments	555	546
Security deposits	1,130	1,097
Distributions payable	8,920	8,769
Total liabilities	516,845	480,418

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 59,631,325 and 59,160,177 issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	596	591
Additional paid-in capital	524,728	520,746
Accumulated other comprehensive loss	(313)	(74)
Accumulated deficit	(148,205)	(130,372)
Total stockholders’ equity	376,807	390,892
Total liabilities and stockholders’ equity	$893,652	$871,310
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$17,809	$9,747
Total revenues	17,809	9,747

Expenses:
Rental operating	7,262	4,891
Acquisition costs	60	3,076
Management fees	3,007	1,890
General and administrative	2,389	1,874
Loss on disposal of assets	292	1,027
Depreciation and amortization expense	9,424	6,741
Total expenses	22,434	19,499
Loss before other income (expense)	(4,625)	(9,752)

Other income (expense):
Interest income	46	57
Interest expense	(4,328)	(1,616)
Net loss	(8,907)	(11,311)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(239)	(35)
Comprehensive loss	$(9,146)	$(11,346)

Weighted average common shares outstanding	59,538	56,330

Basic and diluted net loss per common share	$(0.15)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THRE MONTHS ENDED MARCH 31, 2017
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2017	59,160	$591	50	$1	$520,746	$(74)	$(130,372)	$390,892
Common stock issued through distribution reinvestment plan	592	6	—	—	5,084	—	—	5,090
Distributions declared	—	—	—	—	—	—	(8,926)	(8,926)
Common stock redemptions	(121)	(1)	—	—	(1,102)	—	—	(1,103)
Designated derivatives, fair value adjustment	—	—	—	—	—	(239)	—	(239)
Net loss	—	—	—	—	—	—	(8,907)	(8,907)
Balance, at March 31, 2017	59,631	$596	50	$1	$524,728	$(313)	$(148,205)	$376,807

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31
	2017	2016
Cash flows from operating activities:
Net loss	$(8,907)	$(11,311)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	292	1,027
Depreciation and amortization	9,424	6,741
Amortization of deferred financing costs	276	112
Amortization of mortgage premiums	(29)	(30)
Change in fair value of interest rate swap	19	277
Changes in operating assets and liabilities:
Restricted cash	69	1,035
Tenant receivables, net	24	(11)
Due from related parties	(270)	283
Prepaid expenses and other assets	(1,552)	255
Due to related parties	(1,756)	(3,043)
Accounts payable and accrued expenses	903	1,191
Tenant prepayments	8	36
Security deposits	33	(9)
Net cash (used in) provided by operating activities	(1,466)	(3,447)

Cash flows from investing activities
Property acquisitions	—	(88,525)
Capital expenditures	(6,387)	(5,144)
Restricted cash - capital reserves	(194)	—
Net cash (used in) provided by investing activities	(6,581)	(93,669)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	50,079
Redemptions of common stock	(1,103)	(75)
Payment of deferred financing costs	(620)	(316)
Increase in borrowings	38,250	—
Repayments on borrowings	(784)	(149)
Purchase of interest rate caps	(66)	—
Distributions paid on common stock	(3,685)	(3,411)
Offering costs	—	(6,263)
Net cash (used in) provided by financing activities	31,992	39,865

Net increase (decrease) in cash	23,945	(57,251)
Cash at beginning of period	104,889	180,826
Cash at end of period	$128,834	$123,575

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to investors who purchased $1.0 million or more of shares through the same participating broker-dealer. Discounts were also available for other categories of investors. The Company is also offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.65 per share ($8.56 per share prior to March 31, 2017 and $9.50 per share prior to March 31, 2016). The Company has adopted a fiscal year ending December 31. The primary portion of the offering closed on February 6, 2016.
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

RAI is a wholly owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager II, LLC, the Company's property manager (the "Manager"). C-III also controls all of the shares of common stock held by RAI.
As of March 31, 2017, a total of 59,679,076 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan (but excluding shares issued through stock distributions), have been issued in connection with the Company's public offering resulting in gross offering proceeds of $590.7 million. As of March 31, 2017, the Company had issued 3,872,779 shares for $34.3 million pursuant to its distribution reinvestment plan.
The Company’s objective is to take advantage of the Sponsor's dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire commercial real estate assets, principally (i) underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which the Company will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans the Company originates or purchases either directly or with a co-investor or joint venture partner.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

The consolidated financial statements and the information and tables contained in the notes thereto, as of March 31, 2017, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	Santa Rosa	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	N/A	N/A	N/A

N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting
The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the  Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges as of March 31, 2017.
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
MARCH 31, 2017
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases are $28.9 million and $268,697 for the 12-month periods ending March 31, 2018 and 2019, respectively, and none thereafter.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. At March 31, 2017 and December 31, 2016, there were allowances for uncollectible accounts of $1,400 and $5,009, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of March 31, 2017 and December 31, 2016, the Company had no TRSs.
Earnings Per Share
Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (discussed in Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2017 (were such date to represent the end of the contingency period). Due to reported losses for the three months ended March 31, 2017 and 2016, common shares potentially issuable to settle accrued distributions are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
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
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014, as amended (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organizational and offering costs it incurred on the Company's behalf, but only to the extent that such reimbursements did not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. The primary portion of the offering closed on February 6, 2016, at which point total organizational and offering costs incurred did not exceed 2.5% of the gross offering proceeds raised in the offering.
During the offering period which closed in 2016, the Company incurred $11.2 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. During the offering period, the Advisor had incurred $7.2 million of these costs on behalf of the Company, all of which had been reimbursed. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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

In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 will be effective for the Company beginning January 1, 2018. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Non-cash operating, financing and investing activities:
Distributions on common stock declared but not yet paid	$8,920	$8,212
Stock issued pursuant to distribution reinvestment plan	5,090	4,996
Rental property and other assets acquired through assumption of mortgage notes payable	—	28,704

Cash paid during the period for:
Interest	$3,785	$1,278
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	March 31, 2017	December 31, 2016
Real estate taxes	$3,319	$3,252
Insurance	535	671
Capital improvements	2,892	2,697
	$6,746	$6,620

In addition, the Company had unrestricted cash earmarked for capital expenditures of $61.2 million and $71.7 million as of March 31, 2017 and December 31, 2016.
NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$108,587	$108,587
Building and improvements	629,200	629,060
Furniture, fixtures and equipment	42,323	36,307
Construction in progress	7,492	7,641
	787,602	781,595
Less: accumulated depreciation	(34,803)	(27,007)
	$752,799	$754,588

Depreciation expense for the three months ended March 31, 2017 and 2016 was $7.9 million and $3.9 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 6 - ACQUISITIONS
During the three months ended March 31, 2017, the Company owned 16 properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to12 months from the date of acquisition to finalize the valuation for each property. All valuations had been finalized as of December 31, 2016.
The table below summarizes these acquisitions and the respective fair values assigned (in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Debt assumed	Other Liabilities	Fair Valued Assigned
Adair off Addison	Dallas, Texas	6/4/2014	$9,500	$1,889	$7,061	$199	$351	$—	$(85)	$9,415
Overton Trails Apartment Homes	Fort Worth, Texas	12/19/2014	47,000	4,834	40,486	504	1,176	—	(60)	46,940
Uptown Buckhead	Atlanta, Georgia	3/30/2015	32,500	6,464	24,993	399	644	—	(117)	32,383
Crosstown at Chapel Hill	Chapel Hill, North Carolina	5/19/2015	46,750	7,098	37,947	608	1,097	—	(231)	46,519
The Brookwood	Homewood, Alabama	8/21/2015	30,050	3,595	25,997	411	766	(22,189)	(148)	8,432
Adair off Addison Apartment Homes	Dallas, Texas	8/27/2015	21,250	2,532	17,831	304	583	—	(229)	21,021
1000 Spalding Apartment Homes	Atlanta, Georgia	9/24/2015	41,000	5,030	34,765	399	806	—	(51)	40,949
Montclair Terrace	Portland, Oregon	10/29/2015	32,750	3,545	28,282	304	619	—	(80)	32,670
Grand Reserve	Naperville, Illinois	12/18/2015	66,700	12,132	52,982	1,097	1,322	—	(98)	67,435
Verdant Apartment Homes	Boulder, Colorado	12/18/2015	65,200	19,527	44,140	514	1,019	—	(344)	64,856
Arcadia Apartment Homes	Centennial, Colorado	1/22/2016	60,250	8,578	49,990	492	1,191	—	(126)	60,125
Riverlodge	Austin, Texas	3/23/2016	57,000	6,776	47,992	698	1,534	(28,765)	(393)	27,842
Breckenridge	Portland, Oregon	5/17/2016	81,500	9,642	69,701	812	1,345	—	(181)	81,319
Santa Rosa	Irvine, Texas	6/28/2016	70,000	8,410	59,326	718	1,546	—	(616)	69,384
Windbrooke Crossing	Buffalo Grove, Illinois	12/22/2016	48,250	4,634	42,576	608	1,059	—	(660)	48,217
The Woods at Burnsville	Burnsville, Minnesota	12/23/2016	51,000	3,900	45,053	821	1,225		(84)	50,915

(1) Contractual purchase price excludes closing costs and acquisition expenses and other immaterial settlement date adjustments and pro-rations.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $16.3 million as of March 31, 2017 and December 31, 2016, net of accumulated amortization of $15.1 million and $13.6 million, respectively. The weighted average remaining life of the rental leases is four months as of March 31, 2017. Amortization expense for the three months ended March 31, 2017 and 2016 was $1.5 million and $2.9 million, respectively. As of March 31, 2017, expected amortization for the in-place rental leases for the next 12 months is $1.1 million and none thereafter.
NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of the Company's mortgage notes payable (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	March 31, 2017				December 31, 2016
Overton Trails Apartment Homes	$30,967	$—	$(325)	$30,642	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,200	—	(275)	19,925	20,200	—	(284)	19,916
Crosstown at Chapel Hill	32,000	—	(346)	31,654	32,000	—	(373)	31,627
The Brookwood - Key Bank	18,152	481	(226)	18,407	18,247	508	(239)	18,516
The Brookwood - Capital One	2,689	37	(39)	2,687	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,422	—	(435)	24,987	25,500	—	(464)	25,036
1000 Spalding Apartment Homes	24,600	—	(275)	24,325	24,600	—	(289)	24,311
Riverlodge	28,126	—	(374)	27,752	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(331)	36,969	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(363)	39,837	40,200	—	(379)	39,821
Grand Reserve	42,176	—	(427)	41,749	42,395	—	(446)	41,949
Montclair Terrace	20,974	—	(331)	20,643	21,083	—	(345)	20,738
Breckenridge	52,975	—	(670)	52,305	52,975	—	(697)	52,278
Santa Rosa	45,700	—	(626)	45,074	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(469)	37,851	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(605)	37,645	—	—	—	—
	$498,051	$518	$(6,117)	$492,452	$460,586	$547	$(5,772)	$455,361

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	2.89%	118	155	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	3.20%	78	70	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.68%	97	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	27	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.53%	88	—	(1) (3) (5)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	109	39	(2) (5)
Riverlodge	5/1/2022	N/A	3.76%	144	130	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	156	26	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	168	19	(2)
Grand Reserve	6/1/2023	2.57%	3.55%	184	88	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.43%	93	21	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.34%	216	54	(1) (3) (5)
Santa Rosa	9/1/2026	2.11%	3.09%	147	98	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.67%	196	70	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.11%	165	67	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 0.9828% (as of March 31, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of March 31, 2017, the net unamortized fair value of debt assumed adjustment was $518,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At March 31, 2017, the weighted average interest rate of all the Company's outstanding indebtedness was 3.43%.
All mortgage notes are collateralized by a first and second mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.
As of March 31, 2017 and December 31, 2016, the Company had $6.7 million and $6.6 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 5).
Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium, for each of the next five 12-month periods ending March 31 and thereafter, are as follows (in thousands):

2018	$4,313
2019	6,987
2020	9,819
2021	64,245
2022	51,123
Thereafter	361,564
Total principal payments	$498,051

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $1.8 million for renovations at Uptown Buckhead by June 30, 2017, all of which were completed as of March 31, 2017. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ending December 31, 2017, the property must maintain a certain level of debt service coverage.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of March 31, 2017 and December 31, 2016, accumulated amortization of deferred financing costs was $1.2 million and $877,000, respectively. Amortization of deferred financing costs for the next five 12-month periods ending March 31 and thereafter, is as follows (in thousands):

2018	$1,100
2019	1,086
2020	1,068
2021	947
2022	773
Thereafter	1,143
$6,117

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
January 1, 2016	$(117)
Designated derivatives, fair value adjustment	43
Balance, December 31, 2016	(74)
Designated derivatives, fair value adjustment	(239)
Balance, March 31, 2017	$(313)
NOTE 10 - RELATED PARTY TRANSACTIONS
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
During the course of the primary offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts are reimbursed to the Advisor from the proceeds from the offering. During the offering period, which closed in 2016, the Advisor had incurred costs on a cumulative basis on behalf of the Company of approximately $7.2 million, all of which had been reimbursed.
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
MARCH 31, 2017
(unaudited)

investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
Relationship with RAI and C-III
On September 8, 2016, RAI was acquired by C-III. As a result, C-III now controls the Advisor and all of the shares currently held by the Advisor.
Self-insurance funds held in escrow.The receivables from related parties includes insurance deposits held in escrow by RAI and C-III for self-insurance, which if unused, will be returned to the Company. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. RAI and C-III hold the deposits in escrow to fund future insurance claims. The insurance pool for property losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $250.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended March 31, 2017, the Company paid $379,800 into the insurance pools.
Internal audit fees. RAI performs internal audit services for the Company.
Relationship with Resource Real Estate Opportunity Manager II
The Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments.
Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended March 31, 2017 and 2016.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	March 31, 2017	December 31, 2016
Due from related parties:
RAI - self-insurance funds held	$874	$604
	$874	$604

Due to related parties:
Advisor
Acquisition fees	$—	$1,022
Operating expense reimbursements	93	1,078

Manager
Property management fees	496	244
Operating expense reimbursements	303	304

	$892	$2,648

	Three Months Ended
	March 31,
	2017	2016
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$—	$2,969
Asset management fees (2)	$2,217	$1,317
Debt financing fees (3)	$191	$144
Organization and offering costs (4)	$—	$86
Operating expense reimbursements (5)	$1,089	$523

Manager
Property management fees (2)	$790	$400
Construction management fees (7)	$388	$181
Operating expense reimbursements (5)	$—	$29
Information technology fees (5)	$—	32

Resource Securities
Selling commissions and dealer-manager fees (6)	$—	$4,192

Other
Graphic Images (4)	$—	$3

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
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
NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of March 31, 2017, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of March 31, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

(A)	the lesser of
(i)    15% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Common Stock
As of March 31, 2017, the Company had an aggregate of 59,631,325 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	3,872,779	34,337
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total shares redeemed and retired	(294,116)	(2,557)
	59,631,325	$588,127

Redemptions
During the three months ended March 31, 2017, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	—	(2)
February 2017	—	$—	—	(2)
March 2017	121	$8.74	121	(2)

(1)	All purchases of equity securities by the Company in the three months ended March 31, 2017 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the three months ended March 31, 2017.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Distributions
For the three months ended March 31, 2017, the Company paid aggregate distributions of $8.8 million, including $3.7 million of distributions paid in cash and $5.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2016	$0.00164384	December 30, 2016 through January 30, 2017	January 31, 2017	$1,748	$1,265	$3,013
December 15, 2016	0.00164384	January 31, 2017 through February 27, 2017	February 28, 2017	1,587	1,144	2,731
December 15, 2016	0.00164384	February 28, 2017 through March 30, 2017	March 31, 2017	1,755	1,276	3,031
				$5,090	$3,685	$8,775

On March 28, 2017, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from March 28, 2017 through and including June 29, 2017, payable on April 28, 2017, May 31, 2017 and June 30, 2017.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the three months ended March 31, 2017 (in thousands):

Total aggregate distributions paid	$8,775
Less: distribution payable at December 31, 2016	(8,769)
Add: distribution payable at March 31, 2017	8,920
Total distributions declared	$8,926

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
MARCH 31, 2017
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

	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Interest rate caps	$—	$183	$—	$183
Cancelable swap	—	62	—	62
	$—	$245	$—	$245
Liabilities:
Cancelable swap		—		—
	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Interest rate caps	$—	$365	$—	$365
Canceleable swap		43		43
	$—	$408	$—	$408
Liabilities:
Cancelable swap	$—	$—	$—	$—
	$—	$—	$—	$—
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.
The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$498,051	$476,204	$460,586	$449,977
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
MARCH 31, 2017
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $73,374 will be reclassified as an increase to interest expense.
Cancelable swap
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
As of March 31, 2017, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	9	$318,152	January 1, 2018 through September 1, 2020
Derivatives not designated as hedging instruments
Cancelable swap	1	$32,000	July 28, 2020

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

Asset Derivatives				Liabilities Derivatives
March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$183	Interest rate caps	$365	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	$62	Cancelable swap	43	NA	—	NA	—
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 31, 2017	March 31, 2016
Interest rate caps	Interest expense	$(8)	(10)

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 31, 2017	March 31, 2016
Cancelable swap	Interest expense	$(68)	(394)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
	March 31, 2017	March 31, 2016		March 31, 2017	March 31, 2016
Interest rate products	$(248)	$33	Interest expense	$(8)	$(10)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2017, the Company has not posted any collateral related to these agreements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 14 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended March 31, 2017 did not exceed the charter imposed limitation.
Allocated payroll associated with a portion of the compensation paid by the Advisor or its affiliates to the Company’s executive officers was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss and was reimbursed to the Advisor during the three months ended March 31 2017 and 2016.
Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive loss. Allocated payroll for the three months ended March 31 2017 and 2016 was $213,992 and $212,876, respectively.
NOTE 15 - SUBSEQUENT EVENTS

On April 4, 2017, the Company purchased a 408-unit multifamily community located in Glendale, Arizona from an unaffiliated seller for $55.2 million.

On April 28, 2017, the Company entered into a seven-year secured mortgage loan with Berkadia Commercial Mortgage, an unaffiliated lender, for borrowings of approximately $40.8 million secured by Indigo Creek (the "Indigo Creek Mortgage Loan"). The Indigo Creek Mortgage Loan matures May 1, 2024.

The Company has evaluated subsequent events and determined that no additional events, other than those disclosed above, have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

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
Overview
We are a Maryland corporation that invests in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. Our targeted portfolio consists of commercial real estate assets, principally (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Real Estate Opportunity Advisor II, LLC, our external advisor, or the Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014 and terminated the primary portion of the offering in February 2016. We describe this offering in “Liquidity and Capital Resources,” below.

(Back to Index)

Results of Operations
As of March 31, 2017, we owned 16 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$17,809	$9,747
Total revenues	17,809	9,747

Expenses:
Rental operating	7,262	4,891
Acquisition costs	60	3,076
Management fees	3,007	1,890
General and administrative	2,389	1,874
Loss on disposal of assets	292	1,027
Depreciation and amortization expense	9,424	6,741
Total expenses	22,434	19,499
Loss before other income (expense)	(4,625)	(9,752)

Other income (expense):
Interest income	46	57
Interest expense	(4,328)	(1,616)
Net loss	$(8,907)	$(11,311)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 12 properties we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended March 31, 2017 (in thousands):

	For the three months ended March 31, 2017
	Properties owned both periods	All other	Total
Revenues:
Rental income	$12,349	$5,460	$17,809
Total revenues	12,349	5,460	17,809

Expenses:
Rental operating	4,942	2,320	7,262
Acquisition costs	3	57	60
Management fees	545	2,462	3,007
General and administrative	433	1,956	2,389
Loss on disposal of assets	266	26	292
Depreciation and amortization expense	5,588	3,836	9,424
Total expenses	11,777	10,657	22,434
Income (loss) before other income (expense)	572	(5,197)	(4,625)

Other income (expense):
Interest income	20	26	46
Interest expense	(2,983)	(1,345)	(4,328)
Net loss	$(2,391)	$(6,516)	$(8,907)

(Back to Index)

Revenues. Rental income increased by $8.1 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase is primarily due to the acquisition of four additional properties since March 31, 2016, as well as the implementation of our investment strategy to increase monthly rental income and occupancy rate after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$66	3.5%	96
Overton Trails Apartment Homes	201	3.0%	191
Uptown Buckhead	93	8.0%	138
Crosstown at Chapel Hill	185	(0.4)%	192
The Brookwood	70	(2.7)%	109
Adair off Addison Apartment Homes	130	2.4%	69
Montclair	10	(1.1)%	47
1000 Spalding Crossing	40	(9.1)%	135
Grand Reserve	69	(2.5)%	123
Verdant Apartment Homes	(17)	(6.2)%	8
Arcadia Apartment Homes	274	(6.4)%	454
Riverlodge	1,481	22.7%	1,117
All other, net	5,460	N/A	N/A
	$8,062
Expenses.  Our operating expenses for the three months ended March 31, 2017 were from the ongoing operations of our business and the ownership of 16 operating properties and increased as a result of the ownership of four additional properties acquired after March 31, 2016.
Acquisition costs decreased by $3.0 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, as we did not purchase any properties during the three months ended March 31, 2017, while we acquired two multifamily properties during the three months ended March 31, 2016 with an aggregate purchase price of $117.3 million.
Management fees increased by $1.1 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of four additional properties acquired after March 31, 2016. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by approximately $515,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily related to the following:

•
Company level general and administrative expenses increased during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily as a result of $1.1 million in payroll, rent and other costs allocated to us by our Advisor.

Loss on disposal of assets of approximately $292,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2017, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$1,701	$2,291	$3,992
Amortization of intangibles	(2,856)	1,545	(1,311)
	$(1,155)	$3,836	$2,681
The overall increase in depreciation expense for all properties was due to additional capital improvements made since March 31, 2016 on properties owned during both periods, as well as properties purchased since March 31, 2016. The decrease in amortization expense was due to amortization no longer being taken on properties which have been owned for a period of six to nine months. As of March 31, 2017, only three properties have unamortized intangible balances remaining for a total of $1.1 million. There were no acquisitions during the three months ended March 31, 2017.
Interest expense increased by $2.7 million during three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as a result of eight additional mortgages either entered into or assumed since March 31, 2016, which were used to finance property acquisitions and which increased amortization of deferred financing costs.

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
Capital Expenditures
We deployed a total of $6.4 million during the three months ended March 31, 2017 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital budgeted
	March 31, 2017
Overton Trails Apartment Homes	$222	$2,055
Crosstown at Chapel Hill	414	3,737
1000 Spalding Apartment Homes	418	2,077
Montclair	197	5,237
Grand Reserve	340	3,949
Verdant Apartment Homes	284	2,735
Arcadia Apartment Homes	580	4,576
Riverlodge	816	8,486
Breckenridge	401	7,706
Santa Rosa	1,828	9,735
All other properties	886	10,951
	$6,386	$61,244

(Back to Index)

(Back to Index)

Common Stock
As of March 31, 2017, we had an aggregate of 59,631,325 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	3,872,779	34,337
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total shares redeemed and retired	(294,116)	(2,557)
	59,631,325	$588,127

(Back to Index)

(Back to Index)

Debt
The following is a summary of our mortgage notes payable (in thousands):

	March 31, 2017				December 31, 2016
Collateral	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,967	$—	$(325)	$30,642	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,200	—	(275)	19,925	20,200	—	(284)	19,916
Crosstown at Chapel Hill	32,000	—	(346)	31,654	32,000	—	(373)	31,627
The Brookwood - Key Bank	18,152	481	(226)	18,407	18,247	508	(239)	18,516
The Brookwood - Capital One	2,689	37	(39)	2,687	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,422	—	(435)	24,987	25,500	—	(464)	25,036
1000 Spalding Apartment Homes	24,600	—	(275)	24,325	24,600	—	(289)	24,311
Riverlodge	28,126	—	(374)	27,752	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(331)	36,969	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(363)	39,837	40,200	—	(379)	39,821
Grand Reserve	42,176	—	(427)	41,749	42,394.505	—	(446)	41,948.505
Montclair Terrace	20,974	—	(331)	20,643	21,082.75	—	(345)	20,737.75
Breckenridge	52,975	—	(670)	52,305	52,975	—	(697)	52,278
Santa Rosa	45,700	—	(626)	45,074	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(469)	37,851	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(605)	37,645	—	—	—	—
	$498,051	$518	$(6,117)	$492,452	$182,613	$547	$(5,772)	$455,360

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	2.89%	118	155	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	3.20%	78	70	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.68%	97	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	27	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.53%	88	—	(1) (3) (5)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	109	39	(2) (5)
Riverlodge	5/1/2022	N/A	3.76%	144	130	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	156	26	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	168	19	(2)
Grand Reserve	6/1/2023	2.57%	3.55%	184	88	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.43%	93	21	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.34%	216	54	(1) (3) (5)
Santa Rosa	9/1/2026	2.11%	3.09%	147	98	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.67%	196	70	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.11%	165	67	(1) (3) (5)

(Back to Index)

(Back to Index)

(1)	Variable rate based on one-month LIBOR of 0.9828% (as of March 31, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of March 31, 2017, the net unamortized fair value of debt was $518,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At March 31, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.43%.

(Back to Index)

(Back to Index)

Operating Properties
As of March 31, 2017, our wholly-owned interests in multifamily properties were as follows:

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

(Back to Index)

(Back to Index)

Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended March 31, 2017 did not exceed the charter imposed limitation.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Distributions
For the three months ended March 31, 2017, we paid aggregate distributions of $8.8 million, including $3.7 million of distributions paid in cash and $5.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended March 31, 2017 (in thousands, except per share data):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,685	$5,090	$8,775	$(1,466)	$(1,466)	$8,920	$0.149589	-/-	$8,775/100%

On March 28, 2017, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from March 28, 2017 through and including June 29, 2017, payable on April 28, 2017, May 31, 2017 and June 30, 2017.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of our active real estate operations and the general and administrative expenses incurred in connection with this events, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended
	March 31,
	2017	2016
Net loss – GAAP	$(8,907)	$(11,311)
Depreciation expense	7,880	3,885
FFO	(1,027)	(7,426)
Adjustments for straight-line rents	62	(23)
Fair value adjustment for cancelable swap	(68)	394
Amortization of intangible lease assets	1,544	2,856
Acquisition costs	60	3,076
MFFO	$571	$(1,123)

Basic and diluted net loss per common share - GAAP	$(0.15)	$(0.20)
FFO per share	$(0.02)	$(0.13)
MFFO per share	$0.01	$(0.02)

Weighted average shares outstanding	59,538	56,330
Off-Balance Sheet Arrangements
As of March 31, 2017 and 2016, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events

On April 4, 2017, we purchased a 408-unit multifamily community located in Glendale, Arizona from an unaffiliated seller for $55.2 million.

On April 28, 2017, we entered into a seven-year secured mortgage loan with Berkadia Commercial Mortgage, an unaffiliated lender, for borrowings of approximately $40.8 million secured by Indigo Creek (the "Indigo Creek Mortgage Loan"). The Indigo Creek Mortgage Loan matures May 1, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended March 31, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended March 31, 2017 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securties
Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors could choose to amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility, the price at which shares are redeemed under our share redemption program is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our current estimated value per share;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our current estimated share value;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our current estimated share value and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our current estimated share value.
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
During the three months ended March 31, 2017, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	—	(2)
February 2017	—	$—	—	(2)
March 2017	121	$8.74	121	(2)

(1)	All purchases of equity securities by us in the three months ended March 31, 2017 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

May 12, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)