Form 10-Q
period 2017-06-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2017-08-11
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 8, 2017, there were 60,246,872 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$804,617	$754,588
Identified intangible assets, net	839	2,689
	805,456	757,277

Cash	101,448	104,889
Restricted cash	6,562	6,620
Tenant receivables, net	46	68
Due from related parties	619	604
Prepaid expenses and other assets	1,923	1,852
Total assets	$916,054	$871,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$532,123	$455,361
Accounts payable and accrued expenses	12,039	11,997
Due to related parties	659	2,648
Tenant prepayments	673	546
Security deposits	1,274	1,097
Distributions payable	8,980	8,769
Total liabilities	555,748	480,418

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 60,042,644 and 59,160,177 issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	600	591
Additional paid-in capital	528,291	520,746
Accumulated other comprehensive loss	(404)	(74)
Accumulated deficit	(168,182)	(130,372)
Total stockholders’ equity	360,306	390,892
Total liabilities and stockholders’ equity	$916,054	$871,310
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$19,089	$12,489	$36,898	$22,236
Total revenues	19,089	12,489	36,898	22,236

Expenses:
Rental operating	8,128	5,983	15,390	10,901
Acquisition costs	1,357	3,768	1,417	6,844
Management fees	3,206	2,041	6,213	3,931
General and administrative	2,126	1,819	4,515	3,666
Loss on disposal of assets	290	822	582	1,849
Depreciation and amortization expense	10,071	7,984	19,495	14,725
Total expenses	25,178	22,417	47,612	41,916
Loss before other income (expense)	(6,089)	(9,928)	(10,714)	(19,680)

Other income (expense):
Interest income	29	52	75	109
Interest expense	(4,909)	(2,539)	(9,237)	(4,155)
Net loss	(10,969)	(12,415)	(19,876)	(23,726)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(91)	(48)	(330)	(83)
Comprehensive loss	$(11,060)	$(12,463)	$(20,206)	$(23,809)

Weighted average common shares outstanding	59,831	57,709	59,596	57,027

Basic and diluted net loss per common share	$(0.18)	$(0.22)	$(0.33)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2017	59,160	$591	50	$1	$520,746	$(74)	$(130,372)	$390,892
Common stock issued through distribution reinvestment plan	1,192	12	—	—	10,261	—	—	10,273
Distributions declared	—	—	—	—	—	—	(17,934)	(17,934)
Common stock redemptions	(309)	(3)	—	—	(2,716)	—	—	(2,719)
Designated derivatives, fair value adjustment	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	(19,876)	(19,876)
Balance, at June 30, 2017	60,043	$600	50	$1	$528,291	$(404)	$(168,182)	$360,306

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,876)	$(23,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	582	1,849
Depreciation and amortization	19,495	14,725
Amortization of deferred financing costs	565	290
Amortization of mortgage premiums	(58)	(60)
Change in fair value of interest rate swap	2	301
Changes in operating assets and liabilities:
Restricted cash	(642)	(824)
Tenant receivables, net	21	(33)
Due from related parties	(15)	(485)
Prepaid expenses and other assets	(250)	2,491
Due to related parties	(1,989)	(3,019)
Accounts payable and accrued expenses	67	5,718
Tenant prepayments	118	44
Security deposits	88	(17)
Net cash used in operating activities	(1,892)	(2,746)

Cash flows from investing activities
Property acquisitions	(55,160)	(239,427)
Capital expenditures	(13,078)	(13,746)
Restricted cash - capital reserves	700	(850)
Net cash used in investing activities	(67,538)	(254,023)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	49,599
Redemptions of common stock	(2,719)	—
Payment of deferred financing costs	(1,147)	(2,752)
Increase in borrowings	79,039	194,607
Repayments on borrowings	(1,637)	(500)
Purchase of interest rate caps	(97)	(145)
Distributions paid on common stock	(7,450)	(6,892)
Offering costs	—	(6,263)
Net cash provided by financing activities	65,989	227,654

Net decrease in cash	(3,441)	(29,115)
Cash at beginning of period	104,889	180,826
Cash at end of period	$101,448	$151,711

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. During the primary portion of the offering, the Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to certain categories of investors.The primary portion of the offering closed on February 6, 2016. The Company is currently offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.65 per share ($8.56 per share prior to June 30, 2017 and $9.50 per share prior to June 30, 2016). The Company has adopted a fiscal year ending December 31.
Resource Real Estate Opportunity Advisor II, LLC (the "Advisor”) is a wholly owned subsidiary of Resource Real Estate, Inc. (the "Sponsor") and an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). The Advisor acts as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's Board of Directors.

RAI is a wholly owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager II, LLC, the Company's property manager (the "Manager"). C-III also controls all of the shares of common stock held by the Advisor.
As of June 30, 2017, a total of 60,278,274 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan (but excluding shares issued through stock distributions), have been issued in connection with the Company's public offering resulting in gross offering proceeds of $595.9 million. As of June 30, 2017, the Company had issued 4,471,977 shares for $39.5 million pursuant to its distribution reinvestment plan.
The Company’s objective is to take advantage of the Sponsor's dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire commercial real estate assets, principally underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, and may acquire, to a lesser extent, real estate related debt.
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
The consolidated financial statements and the information and tables contained in the notes thereto, as of June 30, 2017, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	Indigo Creek	408	Glendale, AZ

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
JUNE 30, 2017
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
Real Estate Investments
The Company records acquired real estate at fair value on its acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the three and six months ended June 30, 2017 and 2016.
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
JUNE 30, 2017
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
The future minimum rental payments to be received from noncancelable operating leases are $40.4 million and $659,000 for the 12-month periods ending June 30, 2018 and 2019, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred.Total other income included within rental income was $1.7 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively. Total other income included within rental income was $3.3 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.
Tenant Receivables

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. At June 30, 2017 and December 31, 2016, there were allowances for uncollectible accounts of $347 and $5,000, respectively.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of June 30, 2017 and December 31, 2016, the Company had no TRSs.
Earnings Per Share
Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (discussed in Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2017 (were such date to represent the end of the contingency period). For the three and six months ended June 30, 2017 and 2016, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
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
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014, as amended (the “Advisory Agreement”), the Company is obligated to reimburse the Advisor for organization and offering costs it incurred on the Company's behalf, but only to the extent that such reimbursements did not cause organization and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. The primary portion of the offering closed on February 6, 2016, at which point total organization and offering costs incurred did not exceed 2.5% of the gross offering proceeds raised in the offering.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

During the offering period the Company incurred $11.2 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. During the offering period, the Advisor had incurred $7.2 million of these costs on behalf of the Company, all of which had been reimbursed. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company will adopt the ASU effective January 1, 2018 and does not expect the adoption to have a material effect on its consolidated financial statements as the new guidance does not apply to revenue derived from lease contracts; however, the Company is still in the process of evaluating the impact these standards will have on its consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  The guidance is effective for the Company as of January 1, 2018. Early application is permitted. The adoption of the new requirements did not have a material impact on the reporting of the Company's consolidated cash flows.

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

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Non-cash operating, financing and investing activities:
Distributions on common stock declared but not yet paid	$8,980	$8,746
Stock issued pursuant to distribution reinvestment plan	10,273	10,141
Rental property and other assets acquired through assumption of mortgage notes payable	—	28,765

Cash paid during the period for:
Interest	$8,262	$2,950
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	June 30, 2017	December 31, 2016
Real estate taxes	$4,120	$3,252
Insurance	465	671
Capital improvements	1,977	2,697
	$6,562	$6,620

In addition, the Company had unrestricted cash earmarked for capital expenditures of $56.9 million and $71.7 million as of June 30, 2017 and December 31, 2016.
NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$115,789	$108,587
Building and improvements (1)	708,137	650,385
Furniture, fixtures and equipment (1)	17,844	14,982
Construction in progress	6,195	7,641
	847,965	781,595
Less: accumulated depreciation	(43,348)	(27,007)
	$804,617	$754,588

(1) The Company has reclassified $21.3 million at December 31, 2016 from Furniture, fixtures and equipment to Building and improvements. This reclassification had no impact on accumulated depreciation or estimated useful lives.
Depreciation expense for the three and six months ended June 30, 2017 was $8.6 million and $16.5 million, respectively. Depreciation expense for the three and six months ended June 30, 2016 was $4.9 million and $8.8 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

NOTE 6 - ACQUISITIONS
As of June 30, 2017, the Company owned 17 properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to twelve months from the date of acquisition to finalize the valuation for each property. All valuations for acquisitions in 2016 and prior had been finalized as of December 31, 2016. The initial purchase price allocation for Indigo Creek has not been finalized as of June 30, 2017,
The table below summarizes the Company's wholly-owned acquisition during the three and six months ended June 30, 2017and the respective fair values assigned (in thousands):

				Fair Value Assigned
Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Debt assumed	Other Liabilities	Total
Indigo Creek	Glendale, Arizona	4/4/2017	$55,200	$7,202	$46,348	$508	$1,143	$—	$(97)	$55,104

(1) Contractual purchase price excludes closing costs and acquisition expenses and other immaterial settlement date adjustments and pro-rations.

The table below summarizes the total revenues, net loss, and acquisition costs and fees of the Company's 2017 acquisition (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Multifamily Community	2017	2017
Indigo Creek
Total Revenues	$1,095	$1,095
Net Loss	(683)	(683)
Acquisition Costs	137	137
Acquisition Fee	1,142	1,142

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.4 million and $16.3 million as of June 30, 2017 and December 31, 2016, net of accumulated amortization of $16.6 million and $13.6 million, respectively. The weighted average remaining life of the rental leases is three months as of June 30, 2017. Amortization expense for the three months ended June 30, 2017 and 2016 was $1.4 million and $3.0 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $3.0 million and $5.9 million, respectively. As of June 30, 2017, expected amortization for the in-place rental leases for the next 12 months is $839,000 and none thereafter.
NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of the Company's mortgage notes payable (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2017				December 31, 2016
Overton Trails Apartment Homes	$30,807	$—	$(314)	$30,493	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,200	—	(266)	19,934	20,200	—	(284)	19,916
Crosstown at Chapel Hill	32,000	—	(319)	31,681	32,000	—	(373)	31,627
The Brookwood - Key Bank	18,060	454	(214)	18,300	18,247	508	(239)	18,516
The Brookwood - Capital One	2,679	34	(37)	2,676	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,314	—	(405)	24,909	25,500	—	(464)	25,036
1000 Spalding Apartment Homes	24,600	—	(260)	24,340	24,600	—	(289)	24,311
Ravina Apartment Homes	27,965	—	(354)	27,611	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(317)	36,983	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(348)	39,852	40,200	—	(379)	39,821
Grand Reserve	41,957	—	(409)	41,548	42,395	—	(446)	41,949
Montclair Terrace	20,872	—	(316)	20,556	21,083	—	(345)	20,738
Breckenridge	52,975	—	(642)	52,333	52,975	—	(697)	52,278
The Palmer at Las Colinas	45,700	—	(609)	45,091	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(450)	37,870	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(581)	37,669	—	—	—	—
Indigo Creek	40,789	—	(512)	40,277	—	—	—	—
	$537,988	$488	$(6,353)	$532,123	$460,586	$547	$(5,772)	$455,361

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.13%	118	155	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	3.44%	79	70	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.92%	99	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	27	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	79	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.77%	88	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	111	39	(2) (5)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	130	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	158	26	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	170	19	(2) (5)
Grand Reserve	6/1/2023	2.57%	3.79%	184	88	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.67%	93	21	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.58%	219	54	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.33%	148	98	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.91%	199	70	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.35%	168	67	(1) (3) (5)
Indigo Creek	4/1/2024	1.93%	3.15%	215	42	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.2239% (as of June 30, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of June 30, 2017, the net unamortized fair value of debt assumed adjustment was $488,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At June 30, 2017, the weighted average interest rate of all the Company's outstanding indebtedness was 3.56%.
All mortgage notes are collateralized by mortgage liens on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.
As of both June 30, 2017 and December 31, 2016, the Company had $6.6 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).
Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium, for each of the next five 12-month periods ending June 30, and thereafter, are as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

2018	$4,963
2019	8,081
2020	12,150
2021	66,120
2022	77,543
Thereafter	369,131
Total principal payments	$537,988
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company had also guaranteed the completion and payment of costs of completion of no less than $1.8 million for renovations at Uptown Buckhead by June 30, 2017, all of which were completed as of June 30, 2017. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ending December 31, 2017, the property must maintain a certain level of debt service coverage.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of June 30, 2017 and December 31, 2016, accumulated amortization of deferred financing costs was $1.4 million and $877,000, respectively. Amortization of deferred financing costs for the next five 12-month periods ending June 30, and thereafter, is as follows (in thousands):

2018	$1,180
2019	1,164
2020	1,142
2021	964
2022	801
Thereafter	1,102
$6,353

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
January 1, 2016	$(117)
Designated derivatives, fair value adjustment	43
Balance, December 31, 2016	(74)
Designated derivatives, fair value adjustment	(330)
Balance, June 30, 2017	$(404)
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
JUNE 30, 2017
(unaudited)

investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
Relationship with RAI and C-III
Our Advisor is an indirect wholly owned subsidiary of RAI. RAI is a wholly owned subsidiary of C-III. As a result, C-III controls the Advisor and all of the shares currently held by the Advisor.
Self-insurance funds held in escrow.The receivables from related parties includes insurance deposits held in escrow by RAI and C-III for self-insurance, which if unused, will be returned to the Company. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. The general liability policy in which the Company participated in a self-insured insurance pool ended on April 22, 2017. Thereafter, the Company is responsible for the first $25,000 of any loss that occurs.
RAI and C-III hold the deposits in escrow to fund future insurance claims. The insurance pool for property losses up to $2.5 million and the insurance pool for the general liability covered losses up to the first $50,000 per incident until April 22, 2017. Catastrophic insurance would cover losses in excess of the insurance pool up to $250.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three and six months ended June 30, 2017, the Company paid $380,000 and $398,000, respectively, into the insurance pools.
Internal audit fees. RAI performs internal audit services for the Company.
The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.
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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the six months ended June 30, 2017 and 2016.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities
Resource Securities LLC. (“Resource Securities”), an affiliate of the Advisor, serves as the Company’s dealer-manager and was responsible for marketing the Company’s shares during the primary portion of its public offering. Pursuant to the terms of the dealer-manager agreement with Resource Securities, the Company paid Resource Securities a selling commission of up to 7% of gross primary offering proceeds and a dealer-manager fee of up to 3% of gross primary offering proceeds. Resource Securities reallowed all selling commissions earned and a portion of the dealer-manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer-manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan.
Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	June 30, 2017	December 31, 2016
Due from related parties:
RAI - self-insurance funds held	$619	$604
	$619	$604

Due to related parties:
Advisor
Acquisition fees	$—	$1,022
Operating expense reimbursements	9	1,078

Manager
Property management fees	295	244
Operating expense reimbursements	337	304

RAI
Internal audit fees	18	—
	$659	$2,648

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$1,142	$3,438	$1,142	$6,450
Asset management fees (2)	$2,357	$1,638	$4,573	$2,955
Debt financing fees (3)	$203	$973	$395	$1,117
Organization and offering costs (4)	$—	$—	$—	$86
Operating expense reimbursements (5)	$961	$780	$2,050	$1,303

Manager
Property management fees (2)	$848	$530	$1,639	$930
Construction management fees (7)	$444	$340	$832	$521
Operating expense reimbursements (5)	$—	$32	$—	$61
Information technology fees (5)	$—	40	$—	$72

Resource Securities
Selling commissions and dealer-manager fees (6)	$—	$—	$—	$4,192

Other
Graphic Images (5)	$9	$3	$9	$3
The Planning & Zoning Resource Company (1)	$1	$—	$1	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
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
NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2017, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of June 30, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Common Stock
As of June 30, 2017, the Company had an aggregate of 60,042,644 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	4,471,977	39,520
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	60,524,639	595,867
Shares redeemed and retired	(481,995)	(4,171)
Total shares outstanding	60,042,644	$591,696

Redemptions
During the six months ended June 30, 2017, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	—	(2)
February 2017	—	$—	—	(2)
March 2017	121	$8.74	121	(2)
April 2017	—	$—	—	(2)
May 2017	—	$—	—	(2)
June 2017	188	$8.58	309	(2)

(1)	All purchases of equity securities by the Company in the six months ended June 30, 2017 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the six months ended June 30, 2017.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Distributions
For the six months ended June 30, 2017, the Company paid aggregate distributions of $17.7 million, including $7.4 million of distributions paid in cash and $10.3 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2016	$0.00164384	December 30, 2016 through January 30, 2017	January 31, 2017	$1,748	$1,265	$3,013
December 15, 2016	0.00164384	January 31, 2017 through February 27, 2017	February 28, 2017	1,587	1,144	2,731
December 15, 2016	0.00164384	February 28, 2017 through March 30, 2017	March 31, 2017	1,755	1,276	3,031
March 28, 2017	0.00164384	March 31, 2017 through April 27, 2017	April 28, 2017	1,593	1,156	2,749
March 28, 2017	0.00164384	April 28, 2017 through May 30, 2017	May 31, 2017	1,877	1,366	3,243
March 28, 2017	0.00164384	May 31, 2017 through June 29, 2017	June 30, 2017	1,713	1,243	2,956
				$10,273	$7,450	$17,723

On June 16, 2017, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from June 30, 2017 through and including September 28, 2017, payable on July 31, 2017, August 31, 2017 and September 29, 2017.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the six months ended June 30, 2017 (in thousands):

Total aggregate distributions	$17,723
Less: distribution payable at December 31, 2016	(8,769)
Add: distribution payable at June 30, 2017	8,980
Total distributions declared	$17,934

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
JUNE 30, 2017
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

	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Interest rate caps	$—	$110	$—	$110
Cancelable swap	—	41	—	41
	$—	$151	$—	$151
Liabilities:
Cancelable swap	$—	—	$—	—
	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Interest rate caps	$—	$365	$—	$365
Canceleable swap	—	43	—	43
	$—	$408	$—	$408
Liabilities:
Cancelable swap	$—	$—	$—	$—
	$—	$—	$—	$—
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$537,988	$514,294	$460,586	$449,977
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2017, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $80,261 will be reclassified as an increase to interest expense.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

As of June 30, 2017, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	10	$358,941	January 1, 2018 through September 1, 2020
Derivatives not designated as hedging instruments
Cancelable swap	1	$32,000	July 28, 2020

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

Asset Derivatives				Liabilities Derivatives
June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$110	Interest rate caps	$365	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	$41	Cancelable swap	43	NA	—	NA	—
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate caps	Interest expense	$(13)	2	$(21)	3

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cancelable swap	Interest expense	$(91)	(141)	$(159)	(535)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Interest rate products	$(104)	$33	Interest expense	$(13)	$(10)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Six Months Ended
	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Interest rate products	$(352)	$33	Interest expense	$(22)	$(10)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2017, the Company has not posted any collateral related to these agreements.
NOTE 14 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended June 30, 2017 did not exceed the charter imposed limitation.
Allocated payroll associated with a portion of the compensation paid by the Advisor or its affiliates to the Company’s executive officers was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss and was reimbursed to the Advisor during the three and six months ended June 30, 2017 and 2016. This expense in included in "operating expense reimbursements" in Note 10.
Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive loss. Allocated payroll for the three months ended June 30, 2017 and 2016 was $79,791 and $270,401, respectively. Allocated payroll for the six months ended June 30, 2017 and 2016 was $293,783 and $483,276, respectively.
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
Overview
We are a Maryland corporation that invests in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. Our targeted portfolio consists of commercial real estate assets, principally underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, and to a lesser extent, real estate related debt. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Real Estate Opportunity Advisor II, LLC, our external advisor, or the Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014 and terminated the primary portion of the offering in February 2016. We describe this offering in “Liquidity and Capital Resources,” below.

(Back to Index)

Results of Operations
As of June 30, 2017, we owned 17 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Revenues:
Rental income	$19,089	$12,489
Total revenues	19,089	12,489

Expenses:
Rental operating	8,128	5,983
Acquisition costs	1,357	3,768
Management fees	3,206	2,041
General and administrative	2,126	1,819
Loss on disposal of assets	290	822
Depreciation and amortization expense	10,071	7,984
Total expenses	25,178	22,417
Loss before other income (expense)	(6,089)	(9,928)

Other income (expense):
Interest income	29	52
Interest expense	(4,909)	(2,539)
Net loss	$(10,969)	$(12,415)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 14 properties we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended June 30, 2017 (in thousands):

	For the three months ended June 30, 2017
	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$15,464	$3,624	$1	$19,089
Total revenues	15,464	3,624	1	19,089

Expenses:
Rental operating	6,914	1,238	(25)	8,127
Acquisition costs	19	197	1,141	1,357
Management fees	693	156	2,357	3,206
General and administrative	577	185	1,363	2,125
Loss on disposal of assets	185	105	—	290
Depreciation and amortization expense	7,198	2,873	—	10,071
Total expenses	15,586	4,754	4,836	25,176
Income (loss) before other income (expense)	(122)	(1,130)	(4,835)	(6,087)

Other income (expense):
Interest income	26	2	—	28
Interest expense	(3,975)	(934)	—	(4,909)
Net loss	$(4,071)	$(2,062)	$(4,835)	$(10,968)

(Back to Index)

Revenues. Rental income increased by $6.6 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase is primarily due to the acquisition of three additional properties since June 30, 2016, as well as the implementation of our investment strategy to increase monthly rental income and occupancy rate after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$19	(5.3)%	109
Overton Trails Apartment Homes	187	1.7%	165
Uptown Buckhead	70	(1.9)%	148
Crosstown at Chapel Hill	214	8.0%	91
The Brookwood	(15)	(2.9)%	18
Adair off Addison Apartment Homes	78	(5.5)%	213
Montclair	93	1.2%	119
1000 Spalding Crossing	(12)	(11.7)%	139
Grand Reserve	93	(2.8)%	155
Verdant Apartment Homes	(25)	(2.8)%	13
Arcadia Apartment Homes	(37)	3.7%	(106)
Ravina Apartment Homes	60	(1.6)%	66
Breckenridge	647	(3.7)%	N/A
The Palmer at Las Colinas	1,603	(4.8)%	N/A
All other, net	3,625	N/A	N/A
	$6,600
Expenses.  Our operating expenses for the three months ended June 30, 2017 were from the ongoing operations of our business and the ownership of 17 operating properties and increased as a result of the ownership of three additional properties acquired after June 30, 2016.
Acquisition costs decreased by $2.4 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, as we only purchased one property during the three months ended June 30, 2017, while we acquired two multifamily properties during the three months ended June 30, 2016 with an aggregate purchase price of $151.5 million.
Management fees increased by $1.2 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of three additional properties acquired after June 30, 2016. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by approximately $307,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily related to the following:

•
Company level general and administrative expenses increased during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily as a result of an increase in payroll, rent and other costs allocated to us by our Advisor.

Loss on disposal of assets of approximately $290,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended June 30, 2017, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$2,272	$1,411	$3,683
Amortization of intangibles	(3,023)	1,427	(1,596)
	$(751)	$2,838	$2,087
The overall increase in depreciation expense for all properties was due to additional capital improvements made since June 30, 2016 on properties owned during both periods, as well as properties purchased since June 30, 2016. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of June 30, 2017, only three properties have unamortized intangible balances remaining for a total of $839,000. There was one acquisition during the three months ended June 30, 2017.
Interest expense increased by $2.4 million during three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as a result of five additional mortgages either entered into or assumed since June 30, 2016, all of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
Revenues:	2017	2016
Rental income
Total revenues	$36,898	$22,236
	36,898	22,236
Expenses:
Rental operating	15,390	10,901
Acquisition costs	1,417	6,844
Management fees	6,213	3,931
General and administrative	4,515	3,666
Loss on disposal of assets	582	1,849
Depreciation and amortization expense	19,495	14,725
Total expenses	47,612	41,916
Loss before other income (expense)	(10,714)	(19,680)
Other income (expense):
Interest income
Interest expense	75	109
Net loss	(9,237)	(4,155)
	$(19,876)	$(23,726)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 14 properties we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the six months ended June 30, 2017 (in thousands):

	For the six months ended June 30, 2017
	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$30,812	$6,086	$—	$36,898
Total revenues	30,812	6,086	—	36,898

Expenses:
Rental operating	13,103	2,028	259	15,390
Acquisition costs	22	254	1,141	1,417
Management fees	1,371	268	4,574	6,213
General and administrative	1,096	304	3,115	4,515
Loss on disposal of assets	452	130	—	582
Depreciation and amortization expense	14,642	4,853	—	19,495
Total expenses	30,686	7,837	9,089	47,612
Income (loss) before other income (expense)	126	(1,751)	(9,089)	(10,714)

Other income (expense):
Interest income	55	3	17	75
Interest expense	(7,749)	(1,488)	—	(9,237)
Net loss	$(7,568)	$(3,236)	$(9,072)	$(19,876)

(Back to Index)

Revenues. Rental income increased by $14.7 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase is primarily due to the acquisition of three additional properties since June 30, 2016, as well as the implementation of our investment strategy to increase monthly rental income and occupancy rate after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$85	(5.3)%	146
Overton Trails Apartment Homes	388	1.7%	174
Uptown Buckhead	163	(1.9)%	167
Crosstown at Chapel Hill	399	8.0%	85
The Brookwood	55	(2.9)%	35
Adair off Addison Apartment Homes	208	(5.5)%	216
Montclair	133	1.2%	80
1000 Spalding Crossing	(2)	(11.7)%	163
Grand Reserve	162	(2.8)%	136
Verdant Apartment Homes	(42)	(2.8)%	20
Arcadia Apartment Homes	237	3.7%	88
Ravina Apartment Homes	1,542	(1.6)%	(42)
Breckenridge	2,000	(3.7)%	N/A
The Palmer at Las Colinas	3,247	(4.8)%	N/A
All other, net	6,087	N/A	N/A
	$14,662
Expenses.  Our operating expenses for the six months ended June 30, 2017 were from the ongoing operations of our business and the ownership of 17 operating properties and increased as a result of the ownership of three additional properties acquired after June 30, 2016.
Acquisition costs decreased by $5.4 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as we only purchased one property during the six months ended June 30, 2017, while we acquired four multifamily properties during the six months ended June 30, 2016 with an aggregate purchase price of $268.8 million.
Management fees increased by $2.3 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of three additional properties acquired after June 30, 2016. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by approximately $849,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily related to the following:

•
Company level general and administrative expenses increased during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily as a result of an increase in payroll, rent and other costs allocated to us by our Advisor.

Loss on disposal of assets of approximately $582,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended June 30, 2017, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$5,297	$2,359	$7,656
Amortization of intangibles	(5,367)	2,481	(2,886)
	$(70)	$4,840	$4,770
The overall increase in depreciation expense for all properties was due to additional capital improvements made since June 30, 2016 on properties owned during both periods, as well as properties purchased since June 30, 2016. The decrease in amortization expense was due to amortization no longer being taken on properties which have been owned for a period of six to nine months. As of June 30, 2017, only three properties have unamortized intangible balances remaining for a total of $839,000. There was one acquisition during the six months ended June 30, 2017.
Interest expense increased by $5.1 million during six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as a result of five additional mortgages either entered into or assumed since June 30, 2016, all of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs.

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
We intend to allocate funds as necessary to a reserve to support the maintenance and viability of properties we acquire in the future in order to preserve value for our investors. If such allocations and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.
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
Capital Expenditures
We deployed a total of $13.1 million during the six months ended June 30, 2017 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
	June 30, 2017
Overton Trails Apartment Homes	$526	$1,815
Uptown Buckhead	410	176
Crosstown at Chapel Hill	897	3,273
The Brookwood	240	3,389
1000 Spalding Apartment Homes	755	1,720
Montclair	433	4,771
Grand Reserve	792	3,475
Verdant Apartment Homes	456	2,323
Arcadia Apartment Homes	923	3,951
Riverlodge	1,522	7,564
Breckenridge	2,093	6,382
Santa Rosa	2,537	834
All other properties	1,494	9,653
	$13,078	$49,326

(Back to Index)

(Back to Index)

Common Stock
As of June 30, 2017, we had an aggregate of 60,042,644 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	4,471,977	39,520
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	60,524,639	595,867
Shares redeemed and retired	(481,995)	(4,171)
Total shares outstanding	60,042,644	$591,696

(Back to Index)

(Back to Index)

Debt
The following is a summary of our mortgage notes payable (in thousands):

	June 30, 2017				December 31, 2016
Collateral	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,807	$—	$(314)	$30,493	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,200	—	(266)	19,934	20,200	—	(284)	19,916
Crosstown at Chapel Hill	32,000	—	(319)	31,681	32,000	—	(373)	31,627
The Brookwood - Key Bank	18,060	454	(214)	18,300	18,247	508	(239)	18,516
The Brookwood - Capital One	2,679	34	(37)	2,676	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,314	—	(405)	24,909	25,500	—	(464)	25,036
1000 Spalding Apartment Homes	24,600	—	(260)	24,340	24,600	—	(289)	24,311
Ravina Apartment Homes	27,965	—	(354)	27,611	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(317)	36,983	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(348)	39,852	40,200	—	(379)	39,821
Grand Reserve	41,957	—	(409)	41,548	42,395	—	(446)	41,949
Montclair Terrace	20,872	—	(316)	20,556	21,083	—	(345)	20,738
Breckenridge	52,975	—	(642)	52,333	52,975	—	(697)	52,278
The Palmer at Las Colinas	45,700	—	(609)	45,091	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(450)	37,870	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(581)	37,669	—	—	—	—
Indigo Creek	40,789	—	(512)	40,277	—	—	—	—
	$537,988	$488	$(6,353)	$532,123	$182,613	$547	$(5,772)	$455,360

(Back to Index)

(Back to Index)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.13%	118	155	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	3.44%	79	70	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.92%	99	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	27	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	79	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.77%	88	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	111	39	(2) (5)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	130	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	158	26	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	170	19	(2) (5)
Grand Reserve	6/1/2023	2.57%	3.79%	184	88	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.67%	93	21	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.58%	219	54	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.33%	148	98	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.91%	199	70	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.35%	168	67	(1) (3) (5)
Indigo Creek	4/1/2024	1.93%	3.15%	215	42	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.2239% (as of June 30, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of June 30, 2017, the net unamortized fair value of debt was $488,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At June 30, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.56%.

(Back to Index)

(Back to Index)

Operating Properties
As of June 30, 2017, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	Indigo Creek	408	Glendale, AZ
		5,263
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

(Back to Index)

(Back to Index)

Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended June 30, 2017 did not exceed the charter imposed limitation.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Distributions
For the six months ended June 30, 2017, we paid aggregate distributions of $17.7 million, including $7.4 million of distributions paid in cash and $10.3 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the six months ended June 30, 2017 (in thousands, except per share data):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,685	$5,090	$8,775	$(1,466)	$(1,466)	$8,948	$0.149589	-/-	$8,948/100%
Second Quarter	3,765	5,183	$8,948	$(426)	$(1,892)	8,980	$0.149589	-/-	$8,980/100%
	$7,450	$10,273	$17,723	$(1,892)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	10,273	7,450	17,723
		$39,520	$27,243	$66,763

On June 16, 2017, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from June 30, 2017 through and including September 28, 2017, payable on July 31, 2017, August 31, 2017 and September 29, 2017.

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss – GAAP	$(10,969)	$(12,415)	$(19,876)	$(23,726)
Depreciation expense	8,644	4,961	16,502	8,847
FFO	(2,325)	(7,454)	(3,374)	(14,879)
Adjustments for straight-line rents	(51)	41	(114)	36
Fair value adjustment for cancelable swap	(91)	141	(159)	535
Amortization of intangible lease assets	1,427	3,023	2,993	5,878
Acquisition costs	1,357	3,768	1,417	6,844
MFFO	$317	$(481)	$763	$(1,586)

Basic and diluted net loss per common share - GAAP	$(0.18)	$(0.22)	$(0.33)	$(0.42)
FFO per share	$(0.04)	$(0.13)	$(0.06)	$(0.26)
MFFO per share	$0.01	$(0.01)	$0.01	$(0.03)

Weighted average shares outstanding	59,831	57,709	59,596	57,027
Off-Balance Sheet Arrangements
As of June 30, 2017 and 2016, we did not have any off-balance sheet arrangements or obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended June 30, 2017 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
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
During the three months ended June 30, 2017, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2017	—	$—	—	(2)
May 2017	—	$—	—	(2)
June 2017	188,000	$8.58	309,000	(2)

(1)	All purchases of equity securities by us in the three months ended June 30, 2017 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended June 30, 2017.

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

August 11, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)