Form 10-Q
period 2017-09-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2017-11-13
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 10, 2017, there were 60,520,482 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$803,126	$754,588
Identified intangible assets, net	286	2,689
	803,412	757,277

Cash	87,457	104,889
Restricted cash	8,420	6,620
Tenant receivables, net	92	68
Due from related parties	121	604
Prepaid expenses and other assets	2,379	1,852
Total assets	$901,881	$871,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$531,403	$455,361
Accounts payable and accrued expenses	14,002	11,997
Due to related parties	614	2,648
Tenant prepayments	565	546
Security deposits	1,244	1,097
Distributions payable	9,021	8,769
Total liabilities	556,849	480,418

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 60,309,199 and 59,160,177 issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	602	591
Additional paid-in capital	530,602	520,746
Accumulated other comprehensive loss	(437)	(74)
Accumulated deficit	(185,736)	(130,372)
Total stockholders’ equity	345,032	390,892
Total liabilities and stockholders’ equity	$901,881	$871,310
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$19,952	$15,143	$56,850	$37,378
Total revenues	19,952	15,143	56,850	37,378

Expenses:
Rental operating	8,167	7,719	23,557	18,619
Acquisition costs	—	2	1,361	6,846
Management fees	3,242	2,635	9,455	6,566
General and administrative	2,066	2,183	6,637	5,848
Loss on disposal of assets	260	474	842	2,323
Depreciation and amortization expense	9,538	8,214	29,033	22,940
Total expenses	23,273	21,227	70,885	63,142
Loss before other income (expense)	(3,321)	(6,084)	(14,035)	(25,764)

Other income (expense):
Interest income	24	54	99	163
Interest expense	(5,221)	(3,369)	(14,458)	(7,524)
Net loss	(8,518)	(9,399)	(28,394)	(33,125)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(33)	(23)	(363)	(106)
Comprehensive loss	$(8,551)	$(9,422)	$(28,757)	$(33,231)

Weighted average common shares outstanding	60,318	58,321	59,626	57,462

Basic and diluted net loss per common share	$(0.14)	$(0.16)	$(0.48)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2017	59,160	$591	50	$1	$520,746	$(74)	$(130,372)	$390,892
Common stock issued through distribution reinvestment plan	1,794	18	—	—	15,464	—	—	15,482
Distributions declared	—	—	—	—	—	—	(26,970)	(26,970)
Common stock redemptions	(645)	(7)	—	—	(5,608)	—	—	(5,615)
Designated derivatives, fair value adjustment	—	—	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	—	—	(28,394)	(28,394)
Balance, at September 30, 2017	60,309	$602	50	$1	$530,602	$(437)	$(185,736)	$345,032

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(28,394)	$(33,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	842	2,323
Depreciation and amortization	29,033	22,940
Amortization of deferred financing costs	864	510
Amortization of mortgage premiums	(89)	(91)
Change in fair value of interest rate swap	7	147
Changes in operating assets and liabilities:
Restricted cash	(2,630)	(2,694)
Tenant receivables, net	(24)	(32)
Due from related parties	484	(284)
Prepaid expenses and other assets	(744)	2,615
Due to related parties	(2,034)	(3,271)
Accounts payable and accrued expenses	1,925	6,959
Tenant prepayments	10	146
Security deposits	58	(41)
Net cash used in operating activities	(692)	(3,898)

Cash flows from investing activities
Property acquisitions	(55,160)	(239,427)
Capital expenditures	(20,730)	(22,832)
Restricted cash - capital reserves	830	(540)
Net cash used in investing activities	(75,060)	(262,799)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	49,599
Redemptions of common stock	(5,615)	—
Payment of deferred financing costs	(1,147)	(3,418)
Increase in borrowings	79,039	240,307
Repayments on borrowings	(2,625)	(1,076)
Purchase of interest rate caps	(97)	(145)
Distributions paid on common stock	(11,235)	(10,433)
Offering costs	—	(6,263)
Net cash provided by financing activities	58,320	268,571

Net (decrease) increase in cash	(17,432)	1,874
Cash at beginning of period	104,889	180,826
Cash at end of period	$87,457	$182,700

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. During the primary portion of the offering, the Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to certain categories of investors.The primary portion of the offering closed on February 6, 2016. The Company is currently offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.65 per share ($8.56 per share prior to September 30, 2017 and $9.50 per share prior to September 30, 2016). The Company has adopted a fiscal year ending December 31.
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

RAI is a wholly owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls the Advisor and Resource Real Estate Opportunity Manager II, LLC, the Company's property manager (the "Manager"). C-III also controls all of the shares of common stock held by the Advisor.
As of September 30, 2017, a total of 60,880,525 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan (but excluding shares issued through stock distributions), have been issued resulting in gross offering proceeds of $601.1 million. As of September 30, 2017, the Company had issued 5,074,228 shares for $44.7 million pursuant to its distribution reinvestment plan.
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
The Company is organized and conducts its operations in a manner intended to allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. The
Company also operates its business in a manner intended to maintain its exemption from registration under the Investment Company
Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto, as of September 30, 2017, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
The consolidated financial statements have been prepared in conformity with GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC	N/A	N/A	N/A
N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

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
Rental Properties
The Company records acquired rental properties at fair value on their acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life, and depreciates the asset using the straight line method. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease
Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Resource Real Estate Opportunity Manager II (the "Manager") earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.
As four of the Company's multifamily properties are located in the Dallas-Fort Worth area, two properties are located in Portland, Oregon, two properties are located in the Atlanta area and two properties are located in the Denver area, the Company's portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Comapny's liquidity and adversely affect its ability to fund our ongoing operations.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the three and nine months ended September 30, 2017 and 2016.
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
September 30, 2017
(unaudited)

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

The future minimum rental payments to be received from noncancelable operating leases are $44.4 million and $306,000 for the 12-month periods ending September 30, 2018 and 2019, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred.Total other income included within rental income was $1.8 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively. Total other income included within rental income was $5.7 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. The Company writes off receivables when they become uncollectible. In some cases, the ultimate resolution of these claims can exceed one year. At September 30, 2017 and December 31, 2016, there were allowances for uncollectible accounts of $1,097 and $5,000, respectively.
Income Taxes
The Company elected to be taxed as a REIT, commencing with its taxable year ended December 31, 2014. To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of September 30, 2017 and December 31, 2016, the Company had no TRSs.
Earnings Per Share
Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2017 (were such date to represent the end of the contingency period). For the three and nine months ended September 30, 2017 and 2016, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

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
During the offering period, the Company incurred $11.2 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. During the offering period, the Advisor had incurred $7.2 million of these costs on behalf of the Company, all of which had been reimbursed. A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with the Company's plan for adoption of ASU No. 2014-09, the Company has identified revenue streams and is performing an in-depth review to identify the related performance obligations and to evaluate the impact on the Company's consolidated financial statements and internal accounting processes and controls. As the majority of the Company's revenue is derived from lease contracts, the Company does not expect the adoption of ASU No. 2014-09 or related amendments and modifications issued by FASB to have a material effect on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the Company beginning

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

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

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Non-cash operating, financing and investing activities:
Distributions on common stock declared but not yet paid	$9,021	$8,788
Stock issued pursuant to distribution reinvestment plan	15,482	15,410
Rental property and other assets acquired through assumption of mortgage notes payable	—	28,074

Cash paid during the period for:
Interest	$13,159	$5,723
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	September 30, 2017	December 31, 2016
Real estate taxes	$5,482	$3,252
Insurance	722	671
Capital improvements	1,866	2,697
	$8,420	$6,620

In addition, the Company had unrestricted cash earmarked for capital expenditures of $49.2 million and $71.7 million as of September 30, 2017 and December 31, 2016, respectively.
NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$115,789	$108,587
Building and improvements (1)	714,845	650,385
Furniture, fixtures and equipment (1)	19,553	14,982
Construction in progress	5,163	7,641
	855,350	781,595
Less: accumulated depreciation	(52,224)	(27,007)
	$803,126	$754,588

(1) The Company has reclassified $21.3 million at December 31, 2016 from Furniture, fixtures and equipment to Building and improvements. This reclassification had no impact on accumulated depreciation or estimated useful lives.
Depreciation expense for the three and nine months ended September 30, 2017 was $9.0 million and $25.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $6.3 million and $15.1 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

NOTE 6 - ACQUISITIONS
As of September 30, 2017, the Company owned 17 properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations for acquisitions in 2016 and prior had been finalized as of December 31, 2016. The initial purchase price allocation for Indigo Creek has not been finalized as of September 30, 2017.
The table below summarizes the Company's wholly-owned acquisition during the three and nine months ended September 30, 2017 and the respective fair values assigned (in thousands):

				Fair Value Assigned
Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Debt assumed	Other Liabilities
Indigo Creek	Glendale, Arizona	4/4/2017	$55,200	$7,202	$46,348	$508	$1,143	$—	$(97)

(1) Contractual purchase price excludes closing costs and acquisition expenses and other immaterial settlement date adjustments and pro-rations.

The table below summarizes the total revenues, net loss, and acquisition costs and fees of the Company's 2017 acquisition (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Multifamily Community	2017	2017
Indigo Creek
Total Revenues	$1,257	$2,352
Net Loss	(660)	(1,343)
Acquisition Costs	—	137
Acquisition Fee	—	1,141

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.4 million and $16.3 million as of September 30, 2017 and December 31, 2016, and the intangible assets are reported net of accumulated amortization of $17.1 million and $13.6 million, respectively. The weighted average remaining life of the in-place rental leases is one month as of September 30, 2017. Amortization for the three months ended September 30, 2017 and 2016 was $552,846 and $1.9 million, respectively. Amortization for the nine months ended September 30, 2017 and 2016 was $3.5 million and $7.8 million, respectively. As of September 30, 2017, expected amortization for the in-place rental leases for the next 12 months is $285,746 and none thereafter.
NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of the Company's mortgage notes payable (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	September 30, 2017				December 31, 2016
Overton Trails Apartment Homes	$30,646	$—	$(302)	$30,344	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,135	—	(257)	19,878	20,200	—	(284)	19,916
Crosstown at Chapel Hill	31,930	—	(292)	31,638	32,000	—	(373)	31,627
The Brookwood - Key Bank	17,968	426	(200)	18,194	18,247	508	(239)	18,516
The Brookwood - Capital One	2,668	33	(35)	2,666	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,205	—	(377)	24,828	25,500	—	(464)	25,036
1000 Spalding Apartment Homes	24,600	—	(245)	24,355	24,600	—	(289)	24,311
Ravina Apartment Homes	27,802	—	(335)	27,467	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(303)	36,997	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(333)	39,867	40,200	—	(379)	39,821
Grand Reserve	41,738	—	(390)	41,348	42,395	—	(446)	41,949
Montclair Terrace	20,774	—	(302)	20,472	21,083	—	(345)	20,738
Breckenridge	52,975	—	(613)	52,362	52,975	—	(697)	52,278
The Palmer at Las Colinas	45,700	—	(591)	45,109	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(431)	37,889	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(558)	37,692	—	—	—	—
Indigo Creek	40,789	—	(492)	40,297	—	—	—	—
	$537,000	$459	$(6,056)	$531,403	$460,586	$547	$(5,772)	$455,361

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.14%	118	117	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	3.45%	79	58	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.93%	100	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	48	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.78%	88	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	113	47	(2) (5)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	157	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	159	29	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	172	20	(2) (5)
Grand Reserve	6/1/2023	2.57%	3.80%	184	86	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.68%	93	24	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.59%	223	58	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.34%	149	146	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.92%	203	67	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.36%	171	67	(1) (3) (5)
Indigo Creek	4/1/2024	1.93%	3.16%	220	52	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.2322% (as of September 30, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of September 30, 2017, the net unamortized premium was $459,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At September 30, 2017, the weighted average interest rate of all the Company's outstanding indebtedness was 3.57%.
All mortgage notes are collateralized by mortgage liens on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.
As of September 30, 2017 and December 31, 2016, the Company had $8.4 million and $6.6 million, respectively of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium, for each of the next five 12-month periods ending September 30, and thereafter, are as follows (in thousands):

2018	$5,668
2019	9,391
2020	42,877
2021	35,261
2022	77,360
Thereafter	366,443
Total principal payments	$537,000
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company had also guaranteed the completion and payment of costs of completion of no less than $1.8 million for renovations at Uptown Buckhead by June 30, 2017, all of which were completed as of September 30, 2017. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ending December 31, 2017, the property must maintain a certain level of debt service coverage.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of September 30, 2017 and December 31, 2016, accumulated amortization of deferred financing costs was $1.7 million and $877,000, respectively. Amortization of deferred financing costs for the next five 12-month periods ending September 30, and thereafter, is as follows (in thousands):

2018	$1,176
2019	1,159
2020	1,110
2021	931
2022	750
Thereafter	930
$6,056

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
January 1, 2017	(74)
Designated derivatives, fair value adjustment	(363)
Balance, September 30, 2017	$(437)
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
During the course of the primary offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts were reimbursed to the Advisor from the proceeds from the offering. During the offering period, which closed in 2016, the Advisor had incurred costs on a cumulative basis on behalf of the Company of approximately $7.2 million, all of which had been reimbursed as of December 31, 2016.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

Relationship with RAI and C-III
Property loss pool: The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
During the nine months ended September 30, 2017, the Company paid $398,000 into the insurance pool.

General liability loss pool:  The Company's properties also participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covers claims up to $50,000 per incident through April 22, 2017.  Effective April 23, 2017, the loss pool was eliminated and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76.0 million in total claims, after a $25,000 deductible per incident.
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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the nine months ended September 30, 2017 and 2016.
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
September 30, 2017
(unaudited)

Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	September 30, 2017	December 31, 2016
Due from related parties:
RAI - self-insurance funds held	$121	$604
	$121	$604

Due to related parties:
Advisor
Acquisition fees	$—	$1,022
Operating expense reimbursements	44	1,078

Manager
Property management fees	296	244
Operating expense reimbursements	238	304

RAI
Internal audit fees	36	—
	$614	$2,648

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$—	$—	$1,142	$6,450
Asset management fees (2)	$2,362	$1,955	$6,935	$4,910
Debt financing fees (3)	$—	$229	$395	$1,346
Organization and offering costs (4)	$—	$—	$—	$86
Operating expense reimbursements (5)	$961	$832	$3,011	$2,135

Manager
Property management fees (2)	$880	$672	$2,519	$1,602
Construction management fees (7)	$342	$389	$1,174	$910
Operating expense reimbursements (5)	$—	$36	$—	$97
Information technology fees (5)	$—	46	$—	$118

Resource Securities
Selling commissions and dealer-manager fees (6)	$—	$—	$—	$4,192

Other
Graphic Images (5)	$—	$—	$9	$3
The Planning & Zoning Resource Company (1)	$—	$—	$1	$—
(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive loss per income statement.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of September 30, 2017, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of September 30, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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
No triggering events have occurred as of September 30, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

Common Stock
As of September 30, 2017, the Company had an aggregate of 60,309,199 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	5,074,228	44,729
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	61,126,890	601,076
Shares redeemed and retired	(817,691)	(7,064)
Total shares outstanding	60,309,199	$594,012

Redemptions
During the nine months ended September 30, 2017, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	—	(2)
February 2017	—	$—	—	(2)
March 2017	121	$8.74	121	(2)
April 2017	—	$—	—	(2)
May 2017	—	$—	—	(2)
June 2017	188	$8.58	309	(2)
July 2017	—	$—	—	(2)
August 2017	—	$—	—	(2)
September 2017	336	$8.51	645	(2)

(1)	All purchases of equity securities by the Company in the nine months ended September 30, 2017 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the nine months ended September 30, 2017.
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
September 30, 2017
(unaudited)

program if it determines the funds otherwise available to fund the Company's share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

Distributions
For the nine months ended September 30, 2017, the Company paid aggregate distributions of $26.7 million, including $11.2 million of distributions paid in cash and $15.5 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2016	$0.00164384	December 30, 2016 through January 30, 2017	January 31, 2017	$1,748	$1,265	$3,013
December 15, 2016	0.00164384	January 31, 2017 through February 27, 2017	February 28, 2017	1,587	1,144	2,731
December 15, 2016	0.00164384	February 28, 2017 through March 30, 2017	March 31, 2017	1,755	1,276	3,031
March 28, 2017	0.00164384	March 31, 2017 through April 27, 2017	April 28, 2017	1,593	1,156	2,749
March 28, 2017	0.00164384	April 28, 2017 through May 30, 2017	May 31, 2017	1,877	1,366	3,243
March 28, 2017	0.00164384	May 31, 2017 through June 29, 2017	June 30, 2017	1,713	1,243	2,956
June 16, 2017	0.00164384	June 30, 2017 through July 30, 2017	July 31, 2017	$1,774	1,286	$3,060
June 16, 2017	0.00164384	July 31, 2017 through August 30, 2017	August 31, 2017	$1,777	1,292	$3,069
June 16, 2017	0.00164384	August 31, 2017 through September 28, 2017	September 29, 2017	1,658	1,208	$2,866
				$15,482	$11,236	$26,718

On September 12, 2017, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from September 29, 2017 through and including December 28, 2017, payable on October 31, 2017, November 30, 2017 and December 29, 2017.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the nine months ended September 30, 2017 (in thousands):

Total aggregate distributions paid	$26,718
Less: distribution payable at December 31, 2016	(8,769)
Add: distribution payable at September 30, 2017	9,021
Total distributions declared	$26,970

Distributions are payable in cash or reinvested in shares of common stock at the discretion of the shareholder.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

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

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Interest rate caps	$—	$57	$—	$57
Cancelable swap	—	37	—	37
	$—	$94	$—	$94

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Interest rate caps	$—	$365	$—	$365
Canceleable swap	—	43	—	43
	$—	$408	$—	$408
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$537,000	$510,765	$460,586	$449,977
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2017, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $92,298 will be reclassified as an increase to interest expense.
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
As of September 30, 2017, the Company had the following outstanding interest rate derivatives (dollars in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	10	$358,941	January 1, 2018 through September 1, 2020
Derivatives not designated as hedging instruments
Cancelable swap	1	$31,930	July 28, 2020

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

Asset Derivatives				Liabilities Derivatives
September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$57	Interest rate caps	$365	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	$37	Cancelable swap	43	NA	—	NA	—
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate caps	Interest expense	$(20)	(3)	$(42)	(6)

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cancelable swap	Interest expense	$(58)	42	$(217)	(492)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Interest rate products	$(53)	$(26)	Interest expense	$(20)	$(3)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Nine Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Nine Months Ended
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Interest rate products	$(405)	$(111)	Interest expense	$(42)	$(5)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2017, the Company has not posted any collateral related to these agreements.
NOTE 14 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2017
(unaudited)

such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended September 30, 2017 did not exceed the charter imposed limitation.
Allocated payroll associated with a portion of the compensation paid by the Advisor or its affiliates to the Company’s executive officers was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss and was reimbursed to the Advisor during the three and nine months ended September 30, 2017 and 2016. This expense is included in "operating expense reimbursements" in Note 10.
Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive loss. Allocated payroll for the three months ended September 30, 2017 and 2016 was $110,312 and $279,027, respectively. Allocated payroll for the nine months ended September 30, 2017 and 2016 was $404,095 and $762,304, respectively.
NOTE 15 - SUBSEQUENT EVENTS

On October 31, 2017, the Company purchased a 256-unit multifamily community located in Lombard, Illinois from an unaffiliated seller for $38.3 million.

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

(Back to Index)

Results of Operations
As of September 30, 2017, we owned 17 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than local and national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Revenues:
Rental income	$19,952	$15,143
Total revenues	19,952	15,143

Expenses:
Rental operating	8,167	7,719
Acquisition costs	—	2
Management fees	3,242	2,635
General and administrative	2,066	2,183
Loss on disposal of assets	260	474
Depreciation and amortization expense	9,538	8,214
Total expenses	23,273	21,227
Loss before other income (expense)	(3,321)	(6,084)

Other income (expense):
Interest income	24	54
Interest expense	(5,221)	(3,369)
Net loss	$(8,518)	$(9,399)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 14 properties we owned for the entirety of both periods presented, properties purchased since the prior period and company level expenses for the three months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30, 2017				For the three months ended September 30, 2016
	Properties owned both periods	Properties purchased since prior period	Company level	Total	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$16,169	$3,783	$—	$19,952	$15,143	$—	$—	$15,143
Total revenues	16,169	3,783	—	19,952	15,143	—	—	15,143

Expenses:
Rental operating	6,725	1,501	(59)	8,167	7,209	—	510	7,719
Acquisition costs	—	—	—	—	2	—	—	2
Management fees	713	167	2,362	3,242	681	—	1,954	2,635
General and administrative	548	91	1,427	2,066	771	—	1,412	2,183
Loss on disposal of assets	183	77	—	260	474	—	—	474
Depreciation and amortization expense	7,546	1,992	—	9,538	8,214	—	—	8,214
Total expenses	15,715	3,828	3,730	23,273	17,351	—	3,876	21,227
Income (loss) before other income (expense)	454	(45)	(3,730)	(3,321)	(2,208)	—	(3,876)	(6,084)

Other income (expense):
Interest income	23	1	—	24	39	—	15	54
Interest expense	(4,116)	(1,105)	—	(5,221)	(3,369)	—	—	(3,369)
Net loss	$(3,639)	$(1,149)	$(3,730)	$(8,518)	$(5,538)	$—	$(3,861)	$(9,399)

(Back to Index)

Revenues. Rental income increased by $4.8 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase is primarily due to the acquisition of three additional properties since September 30, 2016, as well as the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$(9)	(3.3)%	$43
Overton Trails Apartment Homes	172	1.7%	166
Uptown Buckhead	69	3.2%	95
Crosstown at Chapel Hill	163	(2.0)%	136
The Brookwood	20	(1.8)%	81
Adair off Addison Apartment Homes	16	—%	58
1000 Spalding Crossing	95	4.4%	93
Montclair	(6)	(7.5)%	129
Grand Reserve	93	(3.1)%	151
Verdant Apartment Homes	119	6.5%	200
Arcadia Apartment Homes	136	5.7%	45
Ravina Apartment Homes	78	(1.9)%	117
Breckenridge	6	(3.9)%	100
The Palmer at Las Colinas	74	4.1%	119
Windbrooke Crossing	1,181	N/A	N/A
Woods of Burnsville	1,344	N/A	N/A
Indigo Creek	1,258	N/A	N/A
	$4,809
Expenses.  Our operating expenses for the three months ended September 30, 2017 were from the ongoing operations of our business and the ownership of 17 operating properties and increased as a result of the ownership of three additional properties acquired after September 30, 2016.
Management fees increased by $607,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of three additional properties acquired after September 30, 2016. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
Loss on disposal of assets of approximately $260,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended September 30, 2017, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$1,233	$1,440	$2,673
Amortization of intangibles	(1,902)	553	(1,349)
	$(669)	$1,993	$1,324
The overall increase in depreciation expense for all properties was due to additional capital improvements made since September 30, 2016 on properties owned during both periods, as well as properties purchased since September 30, 2016. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of September 30, 2017, only one property has a remaining unamortized intangible balance for a total of $286,000. There were no acquisitions during the three months ended September 30, 2017.
Interest expense increased by $1.9 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as a result of three additional mortgages either entered into or assumed since September 30, 2016, all of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
Revenues:	2017	2016
Rental income
Total revenues	$56,850	$37,378
	56,850	37,378
Expenses:
Rental operating	23,557	18,619
Acquisition costs	1,361	6,846
Management fees	9,455	6,566
General and administrative	6,637	5,848
Loss on disposal of assets	842	2,323
Depreciation and amortization expense	29,033	22,940
Total expenses	70,885	63,142
Loss before other income (expense)	(14,035)	(25,764)
Other income (expense):
Interest income
Interest expense	99	163
Net loss	(14,458)	(7,524)
	$(28,394)	$(33,125)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 10 properties we owned for the entirety of both periods presented, properties purchased since the prior period and company level expenses for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the nine months ended September 30, 2017				For the nine months ended September 30, 2016
	Properties owned both periods	Properties purchased since prior period	Company level	Total	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$29,189	$27,661	$—	$56,850	$26,907	$10,471	$—	$37,378
Total revenues	29,189	27,661	—	56,850	26,907	10,471	—	37,378

Expenses:
Rental operating	11,852	11,506	199	23,557	13,605	4,902	112	18,619
Acquisition costs	—	220	1,141	1,361	(142)	572	6,416	6,846
Management fees	1,293	1,226	6,936	9,455	1,201	455	4,910	6,566
General and administrative	1,065	1,032	4,540	6,637	1,400	708	3,740	5,848
Loss on disposal of assets	601	241	—	842	486	1,837	—	2,323
Depreciation and amortization expense	13,678	15,355	—	29,033	15,164	7,776	—	22,940
Total expenses	28,489	29,580	12,816	70,885	31,714	16,250	15,178	63,142
Income (loss) before other income (expense)	700	(1,919)	(12,816)	(14,035)	(4,807)	(5,779)	(15,178)	(25,764)

Other income (expense):
Interest income	35	47	17	99	66	35	62	163
Interest expense	(7,220)	(7,238)	—	(14,458)	(5,596)	(1,928)	—	(7,524)
Net loss	$(6,485)	$(9,110)	$(12,799)	$(28,394)	$(10,337)	$(7,672)	$(15,116)	$(33,125)

(Back to Index)

Revenues. Rental income increased by $19.5 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase is primarily due to the acquisition of three additional properties since September 30, 2016, as well as the implementation of our investment strategy to increase monthly rental income and occupancy rate after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$77	(3.3)%	$168
Overton Trails Apartment Homes	560	1.7%	273
Uptown Buckhead	232	3.2%	164
Crosstown at Chapel Hill	561	(2.0)%	231
The Brookwood	76	(1.8)%	88
Adair off Addison Apartment Homes	224	—%	204
1000 Spalding Crossing	228	4.4%	97
Montclair	(7)	(7.5)%	200
Grand Reserve	254	(3.1)%	206
Verdant Apartment Homes	77	6.5%	53
Arcadia Apartment Homes	373	5.7%	58
Ravina Apartment Homes	1,620	(1.9)%	(532)
Breckenridge	2,007	(3.9)%	1,152
The Palmer at Las Colinas	3,321	4.1%	1,316
Windbrooke Crossing	3,457	N/A	N/A
Woods of Burnsville	$4,060	N/A	N/A
Indigo Creek	$2,352	N/A	N/A
	$19,472
Expenses.  Our operating expenses for the nine months ended September 30, 2017 were from the ongoing operations of our business and the ownership of 17 operating properties and increased as a result of the ownership of three additional properties acquired after September 30, 2016.
Acquisition costs decreased by $5.5 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as we only purchased one property during the nine months ended September 30, 2017, while we acquired four multifamily properties during the nine months ended September 30, 2016 with an aggregate purchase price of $268.8 million.
Management fees increased by $2.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of three additional properties acquired after September 30, 2016. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses increased by approximately $789,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily related to the following an increase in payroll, rent and other costs allocated to us by our Advisor.
Loss on disposal of assets of approximately $842,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2017, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$6,530	$3,811	$10,341
Amortization of intangibles	(7,282)	3,034	(4,248)
	$(752)	$6,845	$6,093
The overall increase in depreciation expense for all properties was due to additional capital improvements made since September 30, 2016 on properties owned during both periods, as well as properties purchased since September 30, 2016. The decrease in amortization expense was due to amortization no longer being taken on properties which have been owned for a period of six to nine months. As of September 30, 2017, only one property has an unamortized intangible balance remaining for a total of $286,000. There was one acquisition during the nine months ended September 30, 2017.
Interest expense increased by $6.9 million during nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of three additional mortgages either entered into or assumed since September 30, 2016, all of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs.

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
We allocate funds as necessary to a reserve to support the maintenance and viability of properties we acquire in the future in order to preserve value for our investors. If such allocations and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.
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
Capital Expenditures
We deployed a total of $20.7 million during the nine months ended September 30, 2017 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital budgeted
	September 30, 2017
Overton Trails Apartment Homes	$928	$1,401
Uptown Buckhead	615	12
Crosstown at Chapel Hill	1,400	2,814
The Brookwood	954	2,969
1000 Spalding Apartment Homes	1,169	1,330
Montclair	745	4,534
Grand Reserve	1,537	2,748
Verdant Apartment Homes	1,089	1,573
Arcadia Apartment Homes	1,318	3,556
Riverlodge	2,575	6,475
Breckenridge	2,488	5,337
Santa Rosa	3,462	7,445
All other properties	2,450	9,050
	$20,730	$49,244

(Back to Index)

(Back to Index)

Common Stock
As of September 30, 2017, we had an aggregate of 60,309,199 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	5,074,228	44,729
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	61,126,890	601,076
Shares redeemed and retired	(817,691)	(7,064)
Total shares outstanding	60,309,199	$594,012

(Back to Index)

(Back to Index)

Mortgage Debt
The following is a summary of our mortgage notes payable (in thousands):

	September 30, 2017				December 31, 2016
Collateral	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,646	$—	$(302)	$30,344	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,135	—	(257)	19,878	20,200	—	(284)	19,916
Crosstown at Chapel Hill	31,930	—	(292)	31,638	32,000	—	(373)	31,627
The Brookwood - Key Bank	17,968	426	(200)	18,194	18,247	508	(239)	18,516
The Brookwood - Capital One	2,668	33	(35)	2,666	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,205	—	(377)	24,828	25,500	—	(464)	25,036
1000 Spalding Apartment Homes	24,600	—	(245)	24,355	24,600	—	(289)	24,311
Ravina Apartment Homes	27,802	—	(335)	27,467	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(303)	36,997	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(333)	39,867	40,200	—	(379)	39,821
Grand Reserve	41,738	—	(390)	41,348	42,395	—	(446)	41,949
Montclair Terrace	20,774	—	(302)	20,472	21,083	—	(345)	20,738
Breckenridge	52,975	—	(613)	52,362	52,975	—	(697)	52,278
The Palmer at Las Colinas	45,700	—	(591)	45,109	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(431)	37,889	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(558)	37,692	—	—	—	—
Indigo Creek	40,789	—	(492)	40,297	—	—	—	—
	$537,000	$459	$(6,056)	$531,403	$182,613	$547	$(5,772)	$455,361

(Back to Index)

(Back to Index)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.14%	118	117	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	3.45%	79	58	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	2.93%	100	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	48	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	2.78%	88	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	113	47	(2) (5)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	157	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	159	29	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	172	20	(2) (5)
Grand Reserve	6/1/2023	2.57%	3.80%	184	86	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	3.68%	93	24	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.59%	223	58	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.34%	149	146	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	3.92%	203	67	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.36%	171	67	(1) (3) (5)
Indigo Creek	4/1/2024	1.93%	3.16%	220	52	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.2322% (as of September 30, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of September 30, 2017, the net unamortized fair value of debt was $459,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At September 30, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.57%.

(Back to Index)

(Back to Index)

Operating Properties
As of September 30, 2017, our wholly-owned interests in multifamily properties were as follows:

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

(Back to Index)

(Back to Index)

Operating Costs

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and its affiliates. We make payments to our Advisor and its affiliates in connection with the acquisition of real estate investments and for the management of our assets and costs incurred by our Advisor and its affiliates in providing services to us. We describe these payments in more detail in Note 10 of the notes to our consolidated financial statements.
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended September 30, 2017 did not exceed the charter imposed limitation.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Distributions
For the nine months ended September 30, 2017, we paid aggregate distributions of $26.7 million, including $11.2 million of distributions paid in cash and $15.5 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the nine months ended September 30, 2017 (in thousands, except per share data):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,685	$5,090	$8,775	$(1,466)	$(1,466)	$8,948	$0.149589	-/-	$8,948/100%
Second Quarter	3,765	5,183	$8,948	$(426)	$(1,892)	8,994	$0.149589	-/-	$8,994/100%
Third Quarter	$3,786	$5,209	$8,995	$1,200	$(692)	$9,021	$0.149589	-/-	$9,021/100%
	$11,236	$15,482	$26,718	$(692)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	15,482	11,236	26,718
		$44,729	$31,029	$75,758

(Back to Index)

(Back to Index)

Our net loss attributable to common stockholders' for the nine months ended September 30, 2017 was $28.4 million and net cash used in operating activities was $692,000. Our cumulative cash distributions and net loss attributable to common shareholders from inception through September 30, 2017 were $75.8 million and $98.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

On September 12, 2017, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from September 29, 2017 through and including December 28, 2017, payable on October 31, 2017, November 30, 2017 and December 29, 2017.
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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss – GAAP	$(8,518)	$(9,399)	$(28,394)	$(33,125)
Depreciation expense	8,985	6,299	25,487	15,146
FFO	467	(3,100)	(2,907)	(17,979)
Adjustments for straight-line rents	54	(4)	175	32
Fair value adjustment for cancelable swap	(58)	(42)	(217)	492
Amortization of intangible lease assets	553	1,916	3,546	7,794
Acquisition costs	—	2	1,360	6,846
MFFO	$1,016	$(1,228)	$1,957	$(2,815)

Basic and diluted net loss per common share - GAAP	$(0.14)	$(0.16)	$(0.48)	$(0.58)
FFO per share	$0.01	$(0.05)	$(0.05)	$(0.31)
MFFO per share	$0.02	$(0.02)	$0.03	$(0.05)

Weighted average shares outstanding	60,318	58,321	59,626	57,462
Off-Balance Sheet Arrangements
As of September 30, 2017 and 2016, we did not have any off-balance sheet arrangements or obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.

(Back to Index)

(Back to Index)

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended September 30, 2017 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
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
During the three months ended September 30, 2017, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2017	—	$—	—	(2)
August 2017	—	$—	—	(2)
September 2017	336	$8.51	645	(2)

(1)	All purchases of equity securities by us in the nine months ended September 30, 2017 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended September 30, 2017.

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

November 13, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 13, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)