Form 10-K
period 2017-12-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2018-03-29
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Common Stock, par value $0.1 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock.  On March 28, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.08. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were 59,879,085 shares of common stock held by non-affiliates as of June 30, 2017, the last day of the registrant's most recently completed second fiscal quarter. As of March 23, 2018, there were 61,185,365 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc. Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT II, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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
As of December 31, 2017, we owned 18 multifamily properties, as described further in “Item 2. Properties”. We intend to continue to purchase and manage a diversified portfolio of U.S. commercial real estate and real estate-related debt, including properties that, when acquired, may benefit from extensive renovations that may increase their long-term values.
We are externally managed by Resource Real Estate Opportunity Advisor II, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc., or RAI. RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager II, LLC, our property manager (our “Manager”). C-III also controls all of the shares of common stock held by RAI and our Advisor. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience.

Our Offerings
On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933, as amended (the "Securities Act"). We retained Resource Securities, LLC, an affiliate of our Advisor, as the dealer manager for our offering. We offered up to 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. We are also offering up to 10,000,000 shares pursuant to our distribution reinvestment plan at a purchase price equal to $8.63 per share ($8.65 per share prior to March 30, 2017). We terminated the primary portion of our initial public offering on February 6, 2016. We continue to offer shares to our existing stockholders pursuant our distribution reinvestment plan.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We have acquired or may acquire (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchases either directly or with a co-investor or joint venture partner. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We seek to utilize our sponsor's dedicated multifamily investing and lending relationships to take advantage of the full range of opportunities across the entire multifamily spectrum of investments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a REIT, under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended, our portfolio composition may vary from what we initially expect.

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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $1.3 million in us and as of December 31, 2017 it owned 136,739 shares of our common stock and 50,000 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2017 our Advisor has granted 19,968 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. The shares granted vest ratably over three years; 13,572 of the shares have vested as of December 31, 2017.
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
Competition
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We believe that our multifamily communities are suitable for their intended purposes and adequately covered by insurance. There are a number of comparable properties located in the same submarkets that may compete with them. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.
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
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor, in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to acquire real estate-related debt investments. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved.

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
The loss of or the inability to hire additional or replacement key real estate and debt finance professionals by our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.
We believe that our future success depends, in large part, upon our Advisor, and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.
If we make distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, your overall return may be reduced and the value of a share of our common stock may be diluted.
For the year ended December 31, 2016, we paid distributions of $34.6 million. We funded 100% of these distributions with proceeds from debt financing. For the year ended December 31, 2017, we paid distributions of $35.8 million. We funded 100% of these distributions from both cash flows from operations and proceeds from debt financing. We will declare distributions when our board of directors determines we have sufficient cash flow. Our board of directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. We expect to have little, if any, cash flow from operations available for cash distributions until we have executed our value-add strategy for a substantial portion of our investments. It is therefore likely that from time to time during our operational stage, our board will declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from borrowings or asset sales to pay distributions. We may borrow funds or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings or from advances from our Advisor or sponsor or from our Advisor’s deferral of its asset management fee. If we fund cash distributions from borrowings, sales of assets or the net proceeds from securities issuances, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall return may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.
The value of a share of our common stock has been diluted as a result of our payment of stock distributions and will be further diluted if we make additional stock distributions.

We have issued stock distributions to our stockholders and may issue additional stock distributions in the future. We seek to purchase assets that may have limited operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Therefore, investors who purchased shares early in our offering, as compared with later investors, received more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for investors who purchased our stock later in the offering will be below the value per share of earlier investors.

(Back to Index)

Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and your overall return may be reduced.

While we expect a significant amount of our leases to be short term multi-family leases that are not impacted by inflation, we will be exposed to inflation risk with respect to income from any long-term leases on real property and from related real estate debt investments as these may constitute a source of our cash flows from operations. High inflation may in the future tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.
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
Because the offering price in our distribution reinvestment plan offering exceeds our net tangible book value per share, investors in the offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares pursuant to our distribution reinvestment plan at $8.63 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total

(Back to Index)

liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2017, our net tangible book value per share was $5.43.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the purchase price paid for the shares and (b) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” (as defined in the program), or confinement to a long-term care facility. The current maximum price that may be paid under the program is $9.08 per share. This redemption price is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $8.63 per share, the actual value of the shares that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.
We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-today operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.
Risks Related to Conflicts of Interest
Because we rely on affiliates of Resource Real Estate for the provision of advisory and property management, if Resource Real Estate is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.
Resource Real Estate, through one or more of its subsidiaries, owns and controls our Advisor and our Manager. The operations of our Advisor and our Manager rely substantially on Resource Real Estate and its affiliates. In the event that Resource Real Estate becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us. Further, given the non-solicitation agreement we have with our advisor, it would be difficult for us to utilize any current employees that provide services to us.
Our Advisor and its affiliates, including all of our executive officers, two of our directors and other key real estate professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our directors are also officers, directors, managers or key professionals of our Advisor and other affiliated Resource Real Estate and/or affiliated C-III entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

(Back to Index)

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
Our Advisor faces conflicts of interest relating to the acquisition of assets and such conflicts may not be resolved in our favor, which could limit our ability to make distributions and reduce your overall investment return.
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

(Back to Index)

Our Advisor faces conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by our conflicts committee, we may enter into joint venture agreements with other Resource Real Estate-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the advisors to the other Resource Real Estate or C-III-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Resource Real Estate program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and an affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus be either to our and your benefit or detriment.
Our Advisor, the real estate professionals assembled by our Advisor, their affiliates and our officers face competing demands relating to their time, and this may cause our operations and your investment to suffer.
We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in other affiliated programs and engage in other business activities. As a result of their interests in other affiliated programs and the fact that they have engaged in and they will continue to engage in other business activities, they face conflicts of interest in allocating their time among us, our Advisor and other affiliate-sponsored programs and other business activities in which they are involved. Should our Advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.
Our executive officers and our affiliated directors face conflicts of interest related to their positions in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to you.
Our executive officers and our directors are also executive officers, directors, managers and key professionals of our Advisor and other affiliated Resource Real Estate affiliated and/or C-III entities. Their loyalties to these other entities could result in actions or inactions that conflict with their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
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
Risks Related to Our Corporate Structure
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
We compete with third parties in acquiring, managing and selling properties and other investments, which could reduce our profitability and the return on your investment.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Because of the concentration of a significant portion of our assets in certain geographic markets, any adverse economic, real estate or business conditions in these markets could affect our operating results and our ability to make distributions to our stockholders

As of December 31, 2017, our real estate investments in Dallas, Texas, Chicago, Illinois, Georgia, Portland, Oregon, and Denver, Colorado represented approximately 17.4%, 18%, 13.1% and 14.7%, respectively, of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Dallas, Chicago, Atlanta, Portland, and Denver real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. In the past, Fannie Mae and Freddie Mac have reported substantial losses and required significant amounts of additional capital. These losses coupled with the credit market’s poor perception of Fannie Mae and Freddie Mac, add to the considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption that begin in 2007, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Despite additional funding for both government-sponsored entities, the U.S. government has stated that it remains committed to reducing their portfolios. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. If new U.S. government legislation or regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets as well as dispose of our multifamily assets upon our liquidation.
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
Our charter limits our leverage to 300% of our net assets; we may exceed this limit with the approval of the Conflicts Committee of our Board of Directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

(Back to Index)

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
From time-to-time, we may generate taxable income greater than our net income for GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
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

(Back to Index)

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
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for tax years ending before 2018) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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

(Back to Index)

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
We may distribute our common stock in a taxable distribution, in which case our stockholders may sell shares of our common stock to pay tax on such distributions, and our stockholders may receive less in cash than the amount of the dividend that is taxable.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 37.0% for non-corporate stockholders, provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividends), rather than the preferential rate applicable to qualified dividends.
Legislative or regulatory tax changes could adversely affect us or stockholders.
Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);

(Back to Index)

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.  As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.
The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
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

(Back to Index)

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

(Back to Index)

ITEM 2.	PROPERTIES

As of December 31, 2017, we owned 18 multifamily properties encompassing approximately 5.2 million rentable square feet and 5,519 units. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2017:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1) (in thousands)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit (3)	Mortgage Debt Secured by Property (in thousands)
Adair off Addison	Dallas, TX	152	6/4/2014	$9,500	1980	856	88.8%	$1,166	$7,650
Overton Trails Apartment Homes	Fort Worth, TX	360	12/19/2014	$47,000	1999	952	91.4%	$1,596	$30,485
Uptown Buckhead	Atlanta, GA	216	3/30/2015	$32,500	1989	739	88.4%	$1,424	$20,200
Crosstown at Chapel Hill	Chapel Hill, NC	411	5/19/2015	$46,750	1990/1996	1,005	86.1%	$1,150	$32,000
The Brookwood	Homewood, AL	274	8/21/2015	$30,050	1968/1972	1,051	92.0%	$1,122	$21,342
Adair off Addison Apartment Homes	Dallas, TX	200	8/27/2015	$21,250	1979	1,098	90.5%	$1,290	$17,850
1000 Spalding Crossing	Atlanta, GA	252	9/24/2015	$41,000	1995	989	94.0%	$1,406	$24,600
Montclair Terrace	Portland, OR	188	10/29/2015	$32,750	1968	918	88.3%	$1,385	$21,300
Grand Reserve	Naperville, IL	319	12/18/2015	$66,700	1997	1,025	90.3%	$1,776	$42,832
Verdant Apartment Homes	Boulder, CO	216	12/18/2015	$65,200	1991	850	87.0%	$2,006	$37,300
Arcadia Apartment Homes	Centennial, CO	300	1/22/2016	$60,250	1984	977	86.7%	$1,662	$40,200
Riverlodge	Austin, TX	498	3/23/2016	$57,000	2001	993	91.4%	$1,227	$28,715
Breckenridge	Portland, OR	357	5/16/2016	$81,500	1985	763	82.1%	$1,515	$52,975
Santa Rosa	Irving, TX	476	6/28/2016	$70,000	1991	966	92.6%	$1,353	$45,700
Windbrooke	Buffalo Grove, IL	236	12/22/2016	$48,250	1986	903	94.1%	$1,720	$38,320
The Woods of Burnsville	Burnsville, MN	400	12/23/2016	$51,000	1984	953	88.5%	$1,246	$38,250
Indigo Creek	Glendale, AZ	408	4/4/2017	$55,200	1998	983	92.2%	$1,134	$40,789
Martin's Point	Lombard, IL	256	10/31/2017	$38,250	1989	789	96.1%	$960	$29,990

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2017 divided by the total number of residential units

(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2017, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2018, we had 61,185,365 shares of common stock outstanding held by a total of 12,464 stockholders.
Estimated Value Per Share
On March 28, 2018, our Board of Directors approved an estimated value per share of the Company’s common stock of $9.08 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2017. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
Our Conflicts Committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2017. Duff & Phelps held discussions with senior management of our Advisor, and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 18 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by the our management, before calculating a range of estimated values based on the number of outstanding shares of the our common stock as of December 31, 2017. The valuation report Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.
Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.31 to $9.93, with an approximate midpoint value of $9.08 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $9.08 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.08 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

(Back to Index)

The following table summarizes the material components of the December 31, 2017 net asset value (in thousands, except per share amounts):

	Net Asset Value as of December 31, 2017	Net Asset Value as of December 31, 2017 (per share)
Investments	$1,054,100	$17.34
Cash	76,895	1.27
Other Assets	1,418	0.02
Mortgage Notes Payable and Credit Facilities	(564,556)	(9.29)
Other Liabilities	(15,922)	(0.26)
Net asset value	$551,935	$9.08

The table below sets forth the calculation of our estimated net asset value per share as of December 31, 2017, as well as the calculation of our prior estimated net asset value per share as of December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016	Change in
	Net Asset Value per Share	Net Asset Value per Share (1)	Estimated Value per Share
Investments (2)	$17.34	$15.20	$2.14
Cash (2)	1.27	1.88	(0.61)
Other Assets (2)	0.02	0.04	(0.02)
Mortgage Notes Payable and Credit Facilities (2)	(9.29)	(7.75)	(1.54)
Other Liabilities	(0.26)	(0.27)	0.01
	$9.08	$9.10	$(0.02)
(1)     For information relating to the December 31, 2016 net asset value per share and the assumptions and methodologies used by Duff & Phelps and our management, see our Annual Report on Form 10-K filed on March 30, 2017.
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
Real Estate Valuation
Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2017, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the discounted cash flow analyses for our properties. The sales comparison approach was utilized as a secondary approach to value. The discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for all 18 of our properties as they were either recently acquired and either not yet stabilized or are currently undergoing renovations. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2017.
The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our 18 properties:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	4.75% to 5.75%	5.17%
Discount Rate	6.00% to 8.25%	6.78%
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2017, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market

(Back to Index)

rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.
The total appraised value of our real estate properties using the appraisal methodologies described above was $551.9 million, compared to an aggregate purchase price, adjusted for related capital expenditures through December 31, 2017 of $330.7 million.
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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	N/A	N/A	N/A	N/A
Terminal Capitalization Rate	$8.42	$9.82	$8.29	$9.96
Discount Rate	$9.01	$9.15	$9.00	$9.18
Other Assets and Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2018 customer account statements that will be mailed in April 2018. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
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
Further, the estimated value per share as of December 31, 2017 is based on the estimated value of our investments as of December 31, 2017. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2017, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to

(Back to Index)

individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on April 2, 2018, participants will acquire shares of our common stock under the plan at a price equal to $8.63 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. If a participant wishes to terminate participation in the distribution reinvestment plan effective for the April 2018 purchase date, participants must notify us in writing of such decision, and we must receive the notice by the close of business on April 14, 2018, which is ten business days prior to the last day of April 2017, as provided under the distribution reinvestment plan.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT II, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

On March 28, 2018, our Board of Directors approved an estimated value per share of our common stock of $9.08. As a result, the price at which shares will be redeemed under our share redemption program after that date is as follows:

(1) For those shares held by the redeeming stockholder for at least one year, 92.5% of our estimated value per share, or $8.40;

(2) For those shares held by the redeeming stockholder for at least two years, 95.0% of our estimated share value, or $8.63;

(3) For those shares held by the redeeming stockholder for at least three years, 97.5% of our estimated share value, or $8.85; and

(4) For those shares held by the redeeming stockholder for at least four years, 100% of our estimated share value, or $9.08.

For a stockholder’s shares to be eligible for redemption in June 2018 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us by May 31, 2018.

The complete share redemption program plan document is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 27, 2015 and is available at the SEC’s website at http://www.sec.gov.
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2017 were sold in an offering registered under the Securities Act.
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

In connection with the approval by our Board of Directors of an estimated value per share of our common stock, the price at which shares were redeemed under our share redemption program was as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our estimated value per share,

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our estimated share value;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our estimated share value; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our estimated share value.

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
During the quarter ended December 31, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2017	—	$—	—	(2)
November 2017	—	$—	—	(2)
December 2017	128	$8.68	773	(2)

(1)	All purchases of equity securities by the Company in the three months ended December 31, 2017 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the year ended December 31, 2017.

(Back to Index)

Distribution Information
For the year ended December 31, 2017, we paid aggregate distributions of $35.8 million, including $15.1 million of distributions paid in cash and $20.7 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the year ended December 31, 2017 (in thousands):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In ) Operating Activities - Quarter to Date	Cash Provided By (Used In ) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,685	$5,090	$8,775	$(1,466)	$(1,466)	8,954	$0.149589	-/-	$8,954/100%
Second Quarter	3,765	5,183	8,948	(426)	(1,892)	8,995	$0.149589	-/-	$8,995/100%
Third Quarter	3,786	5,209	8,995	1,200	(692)	9,062	$0.149589	$1,200/13%	$7,862/87%
Fourth Quarter	3,859	5,203	9,062	2,546	1,854	9,112	$0.149589	$2,546/28%	$6,566/72%
Total	$15,095	$20,685	$35,780	$1,854		$36,123
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
Our net loss for the year ended December 31, 2017 was $37.7 million and net cash provided by operating activities was $1.9 million. Our cumulative cash distributions paid and net loss from inception through December 31, 2017 were $84.8 million and $107.8 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.
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
Overview
We are a Maryland corporation that invests in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. We have acquired and may continue to acquire (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents, (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve, and (iii) performing loans, including first- and second-priority mortgage loans and other loans we originate or purchase either directly or with a co-investor or joint venture partner. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.
We commenced the public offering of our common stock in February 2014 and terminated the primary portion of the offering in February 2016. We describe this offering in “Liquidity and Capital Resources,” below.
Results of Operations
We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of December 31, 2017, we owned 18 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

Year ended December 31, 2017 Compared to the Year ended December 31, 2016
We expect revenue and expenses to increase in future periods as we acquire additional properties and to decrease to the extent that we dispose of properties. The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2017	2016
Revenues:
Rental income	$77,240	$52,928
Total revenues	77,240	52,928

Expenses:
Rental operating - expenses	13,580	11,911
Rental operating - payroll	7,645	6,220
Rental operating - real estate taxes	10,412	7,336
Subtotal - Rental operating expenses	31,637	25,467
Acquisition costs	2,199	9,079
Management fees	12,801	9,235
General and administrative	8,700	9,272
Loss on disposal of assets	963	2,516
Depreciation and amortization expense	39,135	30,964
Total expenses	95,435	86,533
Loss before other income (expense)	(18,195)	(33,605)

Other income (expense):
Interest income	120	209
Insurance proceeds in excess of cost basis	148	185
Interest expense	(19,764)	(10,950)
Net loss	$(37,691)	$(44,161)

The following table presents the results of operations separated into three categories: the results of operations of the 16 properties we owned for the entirety of both periods presented, properties purchased during either of the periods presented and company level revenues and expenses for the years ended December 31, 2017 and 2016 (in thousands):

	For the year ended December 31, 2017				For the year ended December 31, 2016
	Properties owned both periods	Properties purchased during either period	Company level	Total	Properties owned both periods	Properties purchased during either period	Company level	Total
Revenues:
Rental income	$39,034	$38,206	$—	$77,240	$36,313	$16,615	$—	$52,928
Total revenues	39,034	38,206	—	77,240	36,313	16,615	—	52,928

Expenses:
Rental operating - expenses	6,476	6,865	239	13,580	7,994	3,886	31	11,911
Rental operating - payroll	3,942	3,621	82	7,645	4,489	1,731	—	6,220
Rental operating - real estate taxes	5,124	5,176	112	10,412	5,301	2,147	(112)	7,336
Subtotal - Rental operating expenses	15,542	15,662	433	31,637	17,784	7,764	(81)	25,467
Acquisition costs	6	272	1,921	2,199	(149)	816	8,412	9,079
Management fees	1,738	1,700	9,363	12,801	1,624	719	6,892	9,235
General and administrative	1,461	1,416	5,823	8,700	1,803	986	6,483	9,272
Loss on disposal of assets	654	309	—	963	593	1,923	—	2,516
Depreciation and amortization expense	18,540	20,595	—	39,135	19,481	11,483	—	30,964
Total expenses	37,941	39,954	17,540	95,435	41,136	23,691	21,706	86,533
Income (loss) before other income (expense)	1,093	(1,748)	(17,540)	(18,195)	(4,823)	(7,076)	(21,706)	(33,605)

Other income (expense):
Interest income	44	59	17	120	82	53	74	209
Insurance proceeds in excess of cost basis	143	5	—	148	185	—	—	185
Interest expense	(18,655)	(1,109)	—	(19,764)	(7,534)	(3,416)	—	(10,950)
Net loss	$(17,375)	$(2,793)	$(17,523)	$(37,691)	$(12,090)	$(10,439)	$(21,632)	$(44,161)

Revenues: Rental income increased by $24.3 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and the acquisition of two additional properties since December 31, 2016, and was primarily comprised of:

			Change in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$64	(5.3)%	60
Overton Trails Apartment Homes	696	4.2%	37
Uptown Buckhead	305	(4.2)%	129
Crosstown at Chapel Hill	603	(4.4)%	110
The Brookwood	19	1.5%	(32)
Adair off Addison Apartment Homes	217	2.0%	24
Montclair	335	5.7%	20
1000 Spalding Crossing	18	(1.4)%	17
Grand Reserve	324	(0.3)%	56
Verdant Apartment Homes	141	(2.3)%	83
Arcadia Apartment Homes	482	(2.0)%	135
Riverlodge	1,648	2.0%	(15)
Breckenridge	1,965	(6.5)%	76
The Palmer at Las Colinas	3,441	(0.2)%	29
Windbrooke Crossing	4,478	3.4%	135
Woods of Burnsville	5,236	(7.0)%	214
Properties acquired in 2017	4,340	N/A	N/A
	$24,312

Expenses:  Our operating expenses for the year ended December 31, 2017 were from the ongoing operations of our business and the ownership of 18 operating properties and increased as a result of the implementation of our investment strategy and the acquisition of two additional properties since December 31, 2016.
Management fees increased by $3.6 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to the increase in the asset management fee paid to the Advisor related to the ownership of two additional properties during the year ended December 31, 2017. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
General and administrative expenses decreased by $572,000 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily as a result of a decrease in payroll allocated to us by the Advisor as well as a decrease in professional fees.
Loss on disposal of assets of $1.0 million related to the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2017, as compared to the year ended December 31, 2016, were as follows (in thousands):

	Properties owned during both periods	All other properties	Total
Depreciation	$11,543	$1,659	$13,202
Amortization of intangibles	(6,406)	1,375	(5,031)
	$5,137	$3,034	$8,171
The overall increase in depreciation expense for properties owned both periods is due to the additional $27.0 million in capital improvements made during 2017 in accordance with our planned renovations.
Interest expense increased by $8.8 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of four additional mortgages either entered into or assumed during the year ended December 31, 2017, which were used to finance property acquisitions, as well as amortization of deferred financing costs.
Liquidity and Capital Resources
From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We have also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.63 per share ($8.65 per share prior to March 31, 2018).
We derive the capital required to purchase real estate investments and conduct our operations from the proceeds from our public offerings, secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and cash flow generated by our operations.
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
Capital Expenditures
We deployed a total of $27.0 million during the year ended December 31, 2017 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

(Back to Index)

	Capital deployed during the year ended	Remaining capital budgeted
	December 31, 2017
Overton Trails Apartment Homes	$1,550	$829
Uptown Buckhead	759	140
Crosstown at Chapel Hill	1,787	2,335
The Brookwood	1,732	4,263
1000 Spalding Crossing	1,682	1,019
Grand Reserve	1,810	2,085
Montclair	998	3,776
Verdant Apartment Homes	1,444	1,154
Arcadia Apartment Homes	1,764	1,871
Riverlodge	3,582	5,353
Breckenridge	2,984	4,827
Santa Rosa	4,211	6,048
All other properties	2,653	8,940
	$26,956	$42,640
Common Stock
As of December 31, 2017, we had an aggregate of 60.8 million shares of $0.01 par value common stock outstanding, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	5,675,748	49,932
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Shares redeemed and retired	(946,391)	(8,235)
Total shares outstanding	60,782,019	$598,044

(Back to Index)

Debt
The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2017				December 31, 2016
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,485	$—	$(291)	$30,194	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,039	—	(248)	19,791	20,200	—	(284)	19,916
Crosstown at Chapel Hill	31,826	—	(265)	31,561	32,000	—	(373)	31,627
The Brookwood - Key Bank	17,871	399	(188)	18,082	18,247	508	(239)	18,516
The Brookwood - Capital One	2,657	30	(32)	2,655	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,091	—	(347)	24,744	25,500	—	(464)	25,036
1000 Spalding Crossing	24,600	—	(230)	24,370	24,600	—	(289)	24,311
Riverlodge	27,634	—	(315)	27,319	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(289)	37,011	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(318)	39,882	40,200	—	(379)	39,821
Grand Reserve	41,520	—	(372)	41,148	42,395	—	(446)	41,949
Montclair Terrace	20,674	—	(290)	20,384	21,083	—	(345)	20,738
Breckenridge	52,975	—	(588)	52,387	52,975	—	(697)	52,278
The Palmer at Las Colinas	45,700	—	(574)	45,126	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(411)	37,909	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(534)	37,716	—	—	—	—
Indigo Creek	40,789	—	(471)	40,318	—	—	—	—
Martin's Point	29,990	—	(423)	29,567	—	—	—	—
	$565,921	$429	$(6,186)	$560,164	$460,586	$547	$(5,772)	$455,361

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2017 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.47%	$137	$117	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	3.78%	$92	$58	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	3.26%	$121	$—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$48	(2) (7)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.11%	$104	$—	(1) (3) (5)
1000 Spalding Crossing	1/1/2022	—	3.88%	$115	$47	(2) (5)
Riverlodge	5/1/2022	—	3.76%	$144	$141	(2) (7)
Verdant Apartment Homes	5/1/2023	—	3.89%	$161	$26	(2) (5)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$174	$19	(2) (5)
Grand Reserve	6/1/2023	2.57%	4.13%	$210	$133	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	4.01%	$93	$26	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.92%	$230	$56	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.67%	$179	$146	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	4.25%	$230	$71	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.694%	$198	$63	(1) (3) (5)
Indigo Creek	5/1/2024	1.93%	3.494%	$242	$51	(1) (3) (5)
Martin's Point	11/1/2024	1.86%	3.424%	$137	$76	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.56425% (as of December 31, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2017, the net unamortized mortgage premium was $429,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At December 31, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.79%.

(Back to Index)

Operating Properties
As of December 31, 2017, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Crossing	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair	188	Portland, OR
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC, or Indigo Creek	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC, or Martin's Point	Martin's Point	256	Lombard, IL
		5,519
As four of our multifamily properties are located in the Dallas-Fort Worth area, three properties are located in the Chicago area, two properties are located in Portland, Oregon, two properties are located in the Atlanta area and two properties are located in the Denver area, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
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

(Back to Index)

Operating Expenses
Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the Conflicts Committee of the Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under Generally Accepted Accounting Principles ("GAAP"), that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2017 did not exceed the charter imposed limitation.
Distributions
For the year ended December 31, 2017, the Company paid aggregate distributions of $35.8 million, including $15.1 million of distributions paid in cash and $20.7 million of distributions reinvested in shares of common stock through the our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2016	$0.00164384	December 30, 2016 through January 30, 2017	January 31, 2017	$1,748	$1,265	$3,013
December 15, 2016	0.00164384	January 31, 2017 through February 27, 2017	February 28, 2017	1,587	1,144	2,731
December 15, 2016	0.00164384	February 28, 2017 through March 30, 2017	March 31, 2017	1,755	1,276	3,031
March 28, 2017	0.00164384	March 31, 2017 through April 27, 2017	April 28, 2017	1,593	1,156	2,749
March 28, 2017	0.00164384	April 28, 2017 through May 30, 2017	May 31, 2017	1,877	1,366	3,243
March 28, 2017	0.00164384	May 31, 2017 through June 29, 2017	June 30, 2017	1,713	1,243	2,956
June 16, 2017	0.00164384	June 30, 2017 through July 30, 2017	July 31, 2017	1,774	1,286	3,060
June 16, 2017	0.00164384	July 31, 2017 through August 30, 2017	August 31, 2017	1,777	1,292	3,069
June 16, 2017	0.00164384	August 31, 2017 through September 28, 2017	September 29, 2017	1,658	1,208	2,866
September 30, 2017	0.00164384	September 29, 2017 through October 30, 2017	October 31, 2017	1,835	1,337	3,172
September 30, 2017	0.00164384	October 31, 2017 through November 29, 2017	November 30, 2017	1,719	1,265	2,984
September 30, 2017	0.00164384	November 30, 2017 through December 28, 2017	December 29, 2017	1,649	1,257	2,906
				$20,685	$15,095	$35,780

(Back to Index)

On December 15, 2017, the Company's Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from December 29, 2017 through and including March 29, 2018, payable on January 31, 2018, February 28, 2018 and April 2, 2018.
The following is a reconciliation of total aggregate distributions to total distributions declared for the year ended December 31, 2017 (in thousands):

Total aggregate distributions paid	$35,780
Less: distribution payable at December 31, 2016	(8,769)
Add: distribution payable at December 31, 2017	9,112
Total distributions declared	$36,123

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year paid	Per Common Share per Day	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00163438	20,685	15,095	35,780
		$49,932	$34,888	$84,820
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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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

(Back to Index)

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
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

	Years Ended
	December 31,
	2017	2016
	(in thousands)
Net loss – GAAP	$(37,691)	$(44,161)
Depreciation expense	35,071	21,870
FFO	(2,620)	(22,291)
Adjustments for straight-line rents	241	160
Fair value adjustment for cancelable swap	135	(283)
Amortization of intangible lease assets	4,064	9,094
Acquisition costs	2,199	9,079
MFFO	$4,019	$(4,241)

Basic and diluted loss per common share - GAAP	$(0.63)	$(0.76)
FFO per share	$(0.04)	$(0.39)
MFFO per share	$0.07	$(0.07)

Weighted average shares outstanding	60,018	57,834
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

(Back to Index)

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture and fixtures	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease
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
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with our plan for adoption of ASU No. 2014-09, we have identified revenue streams and is performing an in-depth review to identify the related performance obligations and to evaluate the impact on our consolidated financial statements and internal accounting processes and controls. As the majority of our revenue is derived from lease contracts, we do not expect the adoption of ASU No. 2014-09 or related amendments and modifications issued by FASB to have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases.  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance, however, we expect that our operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. We expect that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the we are the lessee, primarily consisting of office equipment leases, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for us beginning January 1, 2019. We are evaluating this guidance; however, we do not expect the adoption of ASU No. 2016-13 to have a significant impact on our consolidated financial statements.

(Back to Index)

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 will be effective for us beginning January 1, 2018. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for us beginning December 15, 2019. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for us on January 1, 2019, with early adoption permitted in any interim period. We are continuing to evaluate this guidance and assessing the impact of this guidance on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On March 28, 2018, the Board of Directors approved the following distributions: daily amount of $0.00164384 per share of common stock for the period from March 30, 2018 through and including June 28, 2018, payable on April 30, 2018, May 31, 2018 and June 29, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2017.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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
The other information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Financial Statement Schedules

i.	Schedule III Real Estate and Accumulated Depreciation

(c)	Exhibits

(Back to Index)

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

10.5
Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2015 (incorporated by reference Exhibit 10.14 to the Company's Annual Report on Form 10-K filed March 30, 2016)

10.6
Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2016 (incorporate by reference to Exhibit10.6 to the Company's Annual Report on Form 10-K filed March 30, 2017

10.7	Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2017
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of Duff & Phelps
99.2	Third Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.3 to the Company's Annual Report on Form 10-K filed March 30, 2017)
101.1
The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

March 29, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Carleton	Director	March 29, 2018
GEORGE CARLETON

/s/ Gary Lichtenstein	Director	March 29, 2018
GARY LICHTENSTEIN

/s/ Thomas J. Ikeler	Director	March 29, 2018
THOMAS J. IKELER

/s/ David Spoont	Director	March 29, 2018
DAVID SPOONT

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 29, 2018
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer	March 29, 2018
STEVEN R. SALTZMAN	(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Real Estate Opportunity REIT II, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2012.

Philadelphia, Pennsylvania

March 29, 2018

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Investments:
Rental properties, net	$836,971	$754,588
Identified intangible assets, net	813	2,689
Total investments	837,784	757,277

Cash	69,227	104,889
Restricted cash	7,668	6,620
Tenant receivables	87	68
Due from related parties	57	604
Prepaid expenses and other assets	1,647	1,852
Total assets	$916,470	$871,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$560,164	$455,361
Accounts payable and accrued expenses	14,109	11,997
Due to related parties	538	2,648
Tenant prepayments	575	546
Security deposits	1,312	1,097
Distribution payable	9,112	8,769
Total liabilities	585,810	480,418

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 60,782,019 and 59,160,177 issued and outstanding, respectively)	606	591
Additional paid-in capital	534,683	520,746
Accumulated other comprehensive loss	(444)	(74)
Accumulated deficit	(204,186)	(130,372)
Total stockholders’ equity	330,660	390,892
Total liabilities and stockholders’ equity	$916,470	$871,310

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended
	December 31,
	2017	2016
Revenues:
Rental income	$77,240	$52,928
Total revenues	77,240	52,928

Expenses:
Rental operating - expenses	13,580	11,911
Rental operating - payroll	7,645	6,220
Rental operating - real estate taxes	10,412	7,336
Subtotal - Rental operating expenses	31,637	25,467
Acquisition costs	2,199	9,079
Management fees	12,801	9,235
General and administrative	8,700	9,272
Loss on disposal of assets	963	2,516
Depreciation and amortization expense	39,135	30,964
Total expenses	95,435	86,533
Loss before other income (expense)	(18,195)	(33,605)

Other income (expense):
Interest income	120	209
Insurance proceeds in excess of cost basis	148	185
Interest expense	(19,764)	(10,950)
Net loss	(37,691)	(44,161)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(370)	43
Comprehensive loss	$(38,061)	$(44,118)

Weighted average common shares outstanding	60,018	57,834

Basic and diluted net loss per common share	$(0.63)	$(0.76)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2015	52,697	$526	50	$1	$465,449	$(117)	$(45,587)	$420,272
Issuance of common stock	4,259	43	—	—	42,423	—	—	42,466
Offering costs	—	—	—	—	(6,263)	—	—	(6,263)
Common stock issued through distribution reinvestment plan	2,371	24	—	—	20,584	—	—	20,608
Distributions declared	—	—	—	—	—	—	(40,624)	(40,624)
Common stock redemptions	(167)	(2)	—	—	(1,447)	—	—	(1,449)
Designated derivatives, fair value adjustment	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(44,161)	(44,161)
Balance, at December 31, 2016	59,160	591	50	1	520,746	(74)	(130,372)	390,892
Common stock issued through distribution reinvestment plan	2,395	23	—	—	20,662	—	—	20,685
Distributions declared	—	—	—	—	—	—	(36,123)	(36,123)
Common stock redemptions	(773)	(8)	—	—	(6,725)	—	—	(6,733)
Designated derivatives, fair value adjustment	—	—	—	—	—	(370)	—	(370)
Net loss	—	—	—	—	—	—	(37,691)	(37,691)
Balance, at December 31, 2017	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660

The accompanying notes are an integral part of these consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(37,691)	$(44,161)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	963	2,516
Depreciation and amortization	39,135	30,964
Amortization of deferred financing costs	1,163	737
Amortization of mortgage premiums	(118)	(121)
Change in fair value of interest rate swap	(123)	(170)
Changes in operating assets and liabilities:
Restricted cash	(2,052)	(1,301)
Tenant receivables	(19)	(51)
Due from related parties	547	(241)
Prepaid expenses and other assets	155	2,479
Due to related parties	(2,110)	(1,450)
Accounts payable and accrued expenses	1,914	4,657
Tenant prepayments	17	173
Security deposits	73	(57)
Net cash provided by (used in) operating activities	1,854	(6,026)

Cash flows from investing activities
Property acquisitions	(63,824)	(339,080)
Capital expenditures	(26,956)	(31,334)
Change in restricted cash - capital reserves	1,005	(676)
Net cash used in investing activities	(89,775)	(371,090)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	(6,733)	48,632
Payment of deferred financing costs	(1,146)	(3,908)
Increase in borrowings	79,039	278,627
Repayments on borrowings	(3,690)	(1,657)
Purchase of interest rate caps	(116)	(227)
Distributions paid on common stock	(15,095)	(14,025)
Offering costs	—	(6,263)
Net cash provided by financing activities	52,259	301,179

Net decrease in cash	(35,662)	(75,937)
Cash at beginning of year	104,889	180,826
Cash at end of year	$69,227	$104,889

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. During the primary portion of the offering, the Company offered up to 100,000,000 shares of common stock for $10 per share, with volume discounts available to certain categories of investors. The primary portion of the offering closed on February 6, 2016. The Company is currently offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.63 per share ($8.65 per share prior to March 30, 2018). The Company has adopted a fiscal year ending December 31.
Resource Real Estate Opportunity Advisor II, LLC (the "Advisor”) is a wholly owned subsidiary of Resource Real Estate, LLC (the "Sponsor") and an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). The Advisor acts as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's Board of Directors.

RAI is a wholly owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager II, LLC, the Company's property manager (the "Manager"). C-III also controls all of the shares of the Company's common stock held by the Advisor.
As of December 31, 2017, a total of 60,782,019 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $598.0 million. As of December 31, 2017, the Company had issued 5,675,748 shares valued at $49.9 million pursuant to its distribution reinvestment plan.
The Company’s objective is to take advantage of the Sponsor's dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire commercial real estate assets, principally underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, and may acquire, to a lessor extent, real estate related debt.
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
DECEMBER 31, 2017

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair	188	Portland, OR
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Crossing	252	Atlanta, GA
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Riverlodge	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	Breckenridge	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC, or Indigo Creek	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC, or Martin's Point	Martin's Point	256	Lombard, IL

N/A - Not Applicable

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2017, the Company had $78.8 million of deposits at various banks, $69.8 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Rental Properties
The Company records acquired real estate at fair value on their acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life, and depreciates the asset using the straight line method. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture and fixtures	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease

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
As four of the Company's multifamily properties are located in the Dallas-Fort Worth area, three properties are located in the Chicago area, two properties are located in Portland, Oregon, two properties are located in the Atlanta area and two properties are located in the Denver area, the Company's portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the year ended December 31, 2017 and 2016.
Allocation of Purchase Price of Acquired Assets
The Company records the acquisition of real properties as business combinations. Upon the acquisition of real properties, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.
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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The future minimum rental payments to be received from noncancelable operating leases are approximately $43.1 million and $889,000 for the years ending December 31, 2017 and 2018, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period they are earned or received and records the reimbursements in the period in which the related expenses incurred. Total other income included within rental income was $7.3 million and $2.6 million for the years ended December 31, 2017 and 2016, respectively.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. At December 31, 2017 and 2016, there were allowances for uncollectible receivables of $4,674 and $5,009, respectively.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2017 and 2016, the Company had no TRSs.
The Company evaluates the benefits from tax positions taken or expected to be taken in its tax return. Only the largest amount of benefits from tax positions that will more likely than not be sustainable upon examination are recognized by the Company. The Company does not have any unrecognized tax benefits, nor interest and penalties, recorded in its consolidated financial statements and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next 12 months.
Legislation commonly known as the Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REIT's), generally effective for taxable years beginning after December 31, 2017. The Company is continuing to evaluate this legislation but it does not expect it to have a significant impact.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2013 and prior.
Earnings Per Share
Basic earnings (loss) per share is calculated on the basis of weighted-average common shares outstanding during the year. Basic earnings (loss) per is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2017 were such date to represent the end of the contingency period). For the years ended December 31, 2017 and 2016, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive. All common shares and per common share information in the consolidated financial statements have been adjusted retroactively for the effect of one 0.625% stock distribution issued on July 14, 2014, one 1.00% stock distribution issued on October 15, 2014, one 0.83333% stock distribution issued on January 15, 2015, one 0.5% stock distribution issued on April 15, 2015, and one 0.5% stock distribution issued on July 15, 2015.
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
Pursuant to the Amended and Restated Advisory Agreement between the Company and the Advisor dated January 9, 2014 (the “Advisory Agreement”), the Company was obligated to reimburse the Advisor for organizational and offering costs it incurred on the Company's behalf, but only to the extent that such reimbursements would not cause organizational and offering expenses (other than selling commissions and the dealer manager fees) to exceed 2.5% of the gross offering proceeds raised in the offering, when recorded by the Company. The primary portion of the offering closed on February 6, 2016, at which point total organizational and offering costs incurred did not exceed 2.5% of the gross offering proceeds raised in the offering.
During the offering period, the Company incurred $11.2 million of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. During the offering period, the Advisor paid $7.2 million of these costs on behalf of the Company, all of which have been reimbursed. A portion of these costs were charged to equity upon the sale of each share of common stock sold under the public offering. Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at our properties.  Due to the nature and timing of the Company’s identified revenue streams as of December 31, 2017, the Company does not anticipate the adoption of the new standards will have a material impact on its financial position or results of operations.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (ASU No. 2016-13"), which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU No. 2016-15 will be effective for the Company beginning January 1, 2018. Early application is permitted. The Company is evaluating this guidance;
however, it does not expect the adoption of ASU No. 2016-15 to have a significant impact on its reporting of consolidated cash flows.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" (ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 will be effective for the Company beginning January 1, 2018. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" (ASU No. 2017-04"), which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance and assessing the impact of this guidance on its consolidated financial statements.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2017	2016
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$9,112	8,769
Stock issued from distribution reinvestment plan	20,685	20,608
Rental property and other assets acquired through assumption of mortgage notes payable	—	28,704
Mortgage note payable used to acquire real property	29,990	—

Cash paid during the period for:
Interest	$20,324	$9,082

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	December 31, 2017	December 31, 2016
Real estate taxes	$4,594	$3,252
Insurance	973	671
Capital improvements	1,693	2,697
Other	408	—
Total	$7,668	$6,620

Unrestricted cash designated for capital expenditures	$42,640	$71,738

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Land	$123,863	$108,587
Building and improvements	748,062	629,060
Furniture, fixtures and equipment	21,743	36,307
Construction in progress	5,061	7,641
	898,729	781,595
Less: accumulated depreciation	(61,758)	(27,007)
	$836,971	$754,588
Depreciation expense for the years ended December 31, 2017 and 2016 was $35.1 million and $21.9 million, respectively.
NOTE 6 - ACQUISITIONS
As of December 31, 2017, the Company owned 18 properties. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of December 31, 2017.
The table below summarizes the Company's wholly-owned acquisitions during the year ended December 31, 2017 and the respective fair values assigned (in thousands):

				Fair Value Assigned
Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Debt Assumed	Other Liabilities
Indigo Creek	Glendale, Arizona	4/4/2017	$55,200	$7,202	$46,348	$508	$1,143	$—	$(97)
Martin's Point	Lombard, Illinois	10/31/2017	$38,250	$8,074	$28,485	$646	$1,045	$—	$(786)

(1)	Contractual purchase price excludes closing costs and acquisition expenses and other immaterial settlement date adjustments and pro-rations.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The table below summarizes the total revenues, net loss, and acquisition costs of the Company's 2017 acquisitions (in thousands):

Year Ended
Multifamily Community	December 31, 2017
Indigo Creek
Total Revenues	$3,631
Net Loss	$(1,877)
Acquisition Costs	$51
Acquisition Fee	$1,141
Martin's Point
Total Revenues	$709
Net Loss	$(441)
Acquisition Costs	$140
Acquisition Fee	$780
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $18.5 million and $16.3 million as of December 31, 2017 and 2016, respectively, net of accumulated amortization of $17.7 million and $13.6 million, respectively. The weighted average remaining life of the rental leases is seven months and five months as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, amortization expense was $4.1 million and $9.1 million, respectively. Expected amortization for the rental leases for the next 12 months is $813,000 and none thereafter.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2017				December 31, 2016
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,485	$—	$(291)	$30,194	$31,075	$—	$(344)	$30,731
Uptown Buckhead	20,039	—	(248)	19,791	20,200	—	(284)	19,916
Crosstown at Chapel Hill	31,826	—	(265)	31,561	32,000	—	(373)	31,627
The Brookwood - Key Bank	17,871	399	(188)	18,082	18,247	508	(239)	18,516
The Brookwood - Capital One	2,657	30	(32)	2,655	2,699	39	(41)	2,697
Adair off Addison and Adair off Addison Apartment Homes	25,091	—	(347)	24,744	25,500	—	(464)	25,036
1000 Spalding Crossing	24,600	—	(230)	24,370	24,600	—	(289)	24,311
Riverlodge	27,634	—	(315)	27,319	28,292	—	(393)	27,899
Verdant Apartment Homes	37,300	—	(289)	37,011	37,300	—	(345)	36,955
Arcadia Apartment Homes	40,200	—	(318)	39,882	40,200	—	(379)	39,821
Grand Reserve	41,520	—	(372)	41,148	42,395	—	(446)	41,949
Montclair Terrace	20,674	—	(290)	20,384	21,083	—	(345)	20,738
Breckenridge	52,975	—	(588)	52,387	52,975	—	(697)	52,278
The Palmer at Las Colinas	45,700	—	(574)	45,126	45,700	—	(643)	45,057
Windbrooke Crossing	38,320	—	(411)	37,909	38,320	—	(490)	37,830
Woods of Burnsville	38,250	—	(534)	37,716	—	—	—	—
Indigo Creek	40,789	—	(471)	40,318	—	—	—	—
Martin's Point	29,990	—	(423)	29,567	—	—	—	—
	$565,921	$429	$(6,186)	$560,164	$460,586	$547	$(5,772)	$455,361

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.47%	$137	$117	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	3.78%	$92	$58	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	3.26%	$121	$—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$48	(2) (7)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.11%	$104	$—	(1) (3) (5)
1000 Spalding Crossing	1/1/2022	—	3.88%	$115	$47	(2) (5)
Riverlodge	5/1/2022	—	3.76%	$144	$141	(2) (7)
Verdant Apartment Homes	5/1/2023	—	3.89%	$161	$26	(2) (5)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$174	$19	(2) (5)
Grand Reserve	6/1/2023	2.57%	4.13%	$210	$133	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	4.01%	$93	$26	(1) (3) (7)
Breckenridge	7/1/2023	2.36%	3.92%	$230	$56	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.67%	$179	$146	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	4.25%	$230	$71	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	3.69%	$198	$63	(1) (3) (5)
Indigo Creek	5/1/2024	1.93%	3.49%	$242	$51	(1) (3) (5)
Martin's Point	11/1/2024	1.86%	3.42%	$137	$76	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.56425% (as of December 31, 2017) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value adjustment (premium) is amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2017, the net unamortized mortgage premium of $429,000 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At December 31, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.79%
Mortgage notes are collateralized by liens on the assets of the respective properties as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

As of December 31, 2017 and 2016, the Company had $7.7 million and $6.6 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, is as follows (in thousands):

2018	$6,068
2019	9,915
2020	43,206
2021	54,425
2022	58,662
Thereafter	393,646
$565,922
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ended December 31, 2017, the property must maintain a certain level of debt service coverage. The Company was in compliance with all covenants related to this loan as of December 31, 2017.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of December 31, 2017 and December 31, 2016, accumulated amortization of deferred financing costs was $2,044,007 and $876,721, respectively. Amortization of deferred financing costs for the next five years ending December 31, and thereafter, are as follows (in thousands):

2018	$1,236
2019	1,218
2020	1,142
2021	952
2022	772
Thereafter	866
$6,186
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2017 (in thousands):

Net unrealized (loss) gain on derivatives
Balance, January 1, 2016	$(117)
Designated derivatives, fair value adjustment	43
Balance, December 31, 2016	(74)
Designated derivatives, fair value adjustment	(370)
Balance, December 31, 2017	$(444)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 10 – RELATED PARTY TRANSACTIONS
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
Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price. No properties were sold during the years ended December 31, 2017 and 2016 and, therefore, no disposition fees were earned.
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

Relationship with RAI and C-III
Property loss pool: The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the year ended December 31, 2017, the Company paid $403,180 into the insurance pools.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

General liability loss pool:  The Company's properties also participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covered claims up to $50,000 per incident through April 22, 2017.  Effective April 23, 2017, the loss pool was eliminated and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy was $76.0 million in total claims, after a $25,000 deductible per incident.

Directors and officers insurance: The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid $204,000 during the year ended December 31, 2017.
Internal audit fees. RAI performs internal audit services for the Company.
Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, a subsidiary of C-III, for zoning reports and acquisitions.
Relationship with the Manager
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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the years ended December 31, 2017 and 2016.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities, LLC.
Resource Securities, LLC. (“Resource Securities”), an affiliate of the Advisor, served as the Company’s dealer-manager and was responsible for marketing the Company’s shares during the primary portion of its public offering. Pursuant to the terms of the dealer-manager agreement with Resource Securities, the Company paid Resource Securities a selling commission of up to 7% of gross primary offering proceeds and a dealer-manager fee of up to 3% of gross primary offering proceeds. Resource Securities reallowed all selling commissions earned and a portion of the dealer-manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer-manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan.
Relationship with Other Related Parties
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	December 31, 2017	December 31, 2016
Due from related parties:
RAI - self-insurance funds held	57	604
	$57	$604

Due to related parties:
Advisor
Acquisition fees	$—	$1,022
Operating expense reimbursements	1	1,078

Manager
Property management fees	315	244
Operating expense reimbursements	204	304

RAI
Internal audit fees	18	—
	$538	$2,648

Graphic Images (8)	$9	$3

	Years Ended
	December 31,
	2017	2016
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$1,921	$8,497
Asset management fees (2)	$9,363	$6,892
Debt financing fees (3)	$545	$1,537
Organization and offering costs (4)	$—	$86
Operating expense reimbursements (5)	$3,885	$4,130

Manager
Property management fees (2)	$3,438	$2,278
Construction management fees (7)	$981	$1,371
Construction payroll reimbursements (7)	$233	$471
Operating expense reimbursements (5)	$659	$1,188
Information technology fees (5)	$—	$166

Resource Securities:
Selling commissions and dealer-manager fees (6)	$—	$4,193

Other
Graphic Images (5)	$9	$8
The Planning & Zoning Resource Company (5)	$2	$2
(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.
(2)     Included in Management fees on the consolidated statements of operations and comprehensive loss.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

(3)    Included in Mortgage notes payable, net on the consolidated balance sheets.
(4)     Included in Stockholders' equity on the consolidated balance sheets. As of December 31, 2017, all previously deferred offering costs have been reclassified to Stockholders' equity.
(5)     Included in General and administrative on the consolidated statements of operations and comprehensive loss.
(6)     Included in Stockholders' equity on the consolidated balance sheets.
(7)     Included in Rental properties, net on the consolidated balance sheets.
(8)    Included in Accounts payable and accrued expenses on the consolidated balance sheets.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 11 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2017 and 2016, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of December 31, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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
No triggering events had occurred as of December 31, 2017.
Common Stock
As of December 31, 2017, the Company had an aggregate of 60,782,019 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	5,675,748	49,932
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	61,728,410	606,279
Shares redeemed and retired	(946,391)	(8,235)
Total shares outstanding	60,782,019	$598,044

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Redemptions
During the year ended December 31, 2017, the Company redeemed shares of common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	—	(2)
February 2017	—	$—	—	(2)
March 2017	121	$8.74	121	(2)
April 2017	—	$—	—	(2)
May 2017	—	$—	—	(2)
June 2017	188	$8.60	309	(2)
July 2017	—	$—	—	(2)
August 2017	—	$—	—	(2)
September 2017	336	$8.59	645	(2)
October 2017	—	$—	—	(2)
November 2017	—	$—	—	(2)
December 2017	128	$8.68	773	(2)

(1)	All purchases of equity securities by the Company in the year ended December 31, 2017 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the year ended December 31, 2017.
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

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Distributions
For the year ended December 31, 2017, the Company paid aggregate distributions of $35.8 million, including $15.1 million of distributions paid in cash and $20.7 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2016	$0.00164384	December 30, 2016 through January 30, 2017	January 31, 2017	$1,748	$1,265	3,013
December 15, 2016	0.00164384	January 31, 2017 through February 27, 2017	February 28, 2017	1,587	1,144	2,731
December 15, 2016	0.00164384	February 28, 2017 through March 30, 2017	March 31, 2017	1,755	1,276	3,031
March 28, 2017	0.00164384	March 31, 2017 through April 27, 2017	April 28, 2017	1,593	1,156	2,749
March 28, 2017	0.00164384	April 28, 2017 through May 30, 2017	May 31, 2017	1,877	1,366	3,243
March 28, 2017	0.00164384	May 31, 2017 through June 29, 2017	June 30, 2017	1,713	1,243	2,956
June 16, 2017	0.00164384	June 30, 2017 through July 30, 2017	July 31, 2017	1,774	1,286	3,060
June 16, 2017	0.00164384	July 31, 2017 through August 30, 2017	August 31, 2017	1,777	1,292	3,069
June 16, 2017	0.00164384	August 31, 2017 through September 28, 2017	September 29, 2017	1,658	1,208	2,866
September 30, 2017	0.00164384	September 29, 2017 through October 30, 2017	October 31, 2017	1,835	1,337	3,172
September 30, 2017	0.00164384	October 31, 2017 through November 29, 2017	November 30, 2017	1,719	1,265	2,984
September 30, 2017	0.00164384	November 30, 2017 through December 28, 2017	December 29, 2017	1,649	1,257	2,906
				$20,685	$15,095	$35,780
On December 15, 2017, the Company's Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from December 29, 2017 through and including March 29, 2018, payable on January 31, 2018, February 28, 2018 and April 2, 2018.
The following is a reconciliation of total aggregate distributions paid to total distributions declared for the year ended December 31, 2017 (in thousands):

Total aggregate distributions paid	$35,780
Less: distribution payable at December 31, 2016	(8,769)
Add: distribution payable at December 31, 2017	9,112
Total distributions declared	$36,123

Distributions are payable in cash or reinvested in shares of common stock at the discretion of the shareholder.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

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
DECEMBER 31, 2017

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate caps	$—	$58	$—	$58
Cancelable swap	—	166	—	166
	$—	$224	$—	$224

December 31, 2016
Assets:
Interest rate caps	$—	$365	$—	$365
Cancelable swap	$—	$43	$—	$43
	$—	$408	$—	$408
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.
The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$565,921	$571,275	$460,586	$449,977
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
DECEMBER 31, 2017

as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2017 and 2016, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $112,646 will be reclassified as an increase to interest expense.
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
As of December 31, 2017, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	12	$388,931	January 1, 2018 through January 1, 2021
Derivatives not designated as hedging instruments:
Cancelable swap	1	$31,826	July 28, 2020
Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

Asset Derivatives				Liabilities Derivatives
December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$58	Interest rate caps	$365	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	$166	NA	$43	NA	$—	NA	$—

Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2017	December 31, 2016
Interest rate caps	Interest expense	$70	$10

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2017	December 31, 2016
Cancelable swap	Interest expense	$135	$283

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Years Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Years Ended
	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016
Interest rate products	$(440)	$33	Interest expense	$(70)	$(10)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations. As of December 31, 2017, the Company has not posted any collateral related to these agreements.
NOTE 14 - OPERATING EXPENSES
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2017 did not exceed the charter imposed limitation.

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 15 – SUBSEQUENT EVENTS
On March 28, 2018, the Board of Directors approved the following distributions: daily amount of $0.00164384 per share of common stock for the period from March 30, 2018 through and including June 28, 2018, payable on April 30, 2018, May 31, 2018 and June 29, 2018.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate owned:
Residential	—	9,148	3,103	12,251	(2,243)	1980	6/4/2014
Dallas, Texas

Residential	30,484	45,824	5,738	51,562	(6,606)	1999	12/19/2014
Fort Worth, Texas

Residential	20,039	31,856	4,615	36,471	(3,762)	1989	3/30/2015
Atlanta, Georgia

Residential	31,826	45,653	5,488	51,141	(5,289)	1990	5/19/2015
Chapel Hill, North Carolina

Residential	20,529	30,003	5,877	35,880	(3,256)	1968	8/21/2015
Homewood, Alabama

Residential	25,091	20,667	2,634	23,301	(2,337)	1979	8/27/2015
Dallas, Texas

Residential	24,600	40,194	4,054	44,248	(3,782)	1995	9/24/2015
Atlanta Georgia

Residential	20,674	32,130	1,963	34,094	(2,673)	2004	10/29/2015
Portland, Oregon

Residential	41,520	66,213	4,677	70,890	(5,189)	1991	12/18/2015
Naperville, Illinois

Residential	37,300	64,181	3,399	67,580	(3,865)	1997	12/18/2015
Boulder, Colorado

Residential	40,200	59,059	4,989	64,048	(4,363)	1984	1/22/2016
Centennial, Colorado

Residential	27,634	55,466	5,351	60,817	(4,187)	2001	3/23/2016
Austin, Texas

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Residential	52,975	80,155	2,889	83,044	(4,611)	1985	5/17/2016
Portland, Oregon

Residential	45,700	68,454	5,066	73,520	(4,149)	1991	6/28/2016
Irving, Texas

Residential	38,320	47,817	279	48,096	(1,787)	1986	12/22/2016
Buffalo Grove, Illinois

Residential	38,250	49,775	408	50,183	(2,005)	1984	12/23/2016
Burnsville, Minnesota

Residential	40,789	54,057	335	54,392	(1,444)	1998	4/4/2017
Glendale, Arizona

Residential	29,990	37,205	6	37,211	(210)	1989	10/31/2017
Lombard, Illinois
	$565,921	$837,857	$60,871	$898,729	$(61,758)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

	Years Ended December 31,
	2017	2016
	(in thousands)
Investments in real estate:
Balance at beginning of the year	$781,595	$392,620
Additions during the year:	—	—
Acquisitions	91,262	361,558
Improvements, etc.	26,956	31,334
Dispositions during the year:	(1,084)	(3,917)
Balance at end of year	$898,729	$781,595

Accumulated Depreciation:
Balance at beginning of year	$(27,007)	$(5,295)
Depreciation	(35,071)	(21,870)
Disposals	320	158
Balance at the end of year	$(61,758)	$(27,007)