Form 10-Q
period 2018-03-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2018-05-10
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 9, 2018, there were 61,237,870 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$830,352	$836,971
Identified intangible assets, net	464	813
	830,816	837,784

Cash	58,903	69,227
Restricted cash	5,619	7,668
Subtotal - cash and restricted cash	64,522	76,895
Tenant receivables, net	105	87
Due from related parties	677	57
Prepaid expenses and other assets	3,130	1,647
Total assets	$899,250	$916,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$559,189	$560,164
Accounts payable and accrued expenses	11,962	14,109
Due to related parties	693	538
Tenant prepayments	651	575
Security deposits	1,359	1,312
Distributions payable	12,153	9,112
Total liabilities	586,007	585,810

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 60,835,021 and 60,782,019 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	607	606
Additional paid-in capital	535,088	534,683
Accumulated other comprehensive loss	(278)	(444)
Accumulated deficit	(222,175)	(204,186)
Total stockholders’ equity	313,243	330,660
Total liabilities and stockholders’ equity	$899,250	$916,470
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$19,727	$16,537
Utility income	1,119	925
Ancillary tenant fees	234	213
Total revenues	21,080	17,675

Expenses:
Rental operating - expenses	3,301	2,658
Rental operating - payroll	2,027	1,828
Rental operating - real estate taxes	3,148	2,776
Subtotal - Rental operating expenses	8,476	7,262
Acquisition costs	—	60
Management fees	3,397	3,007
General and administrative	2,320	2,389
Loss on disposal of assets	131	292
Depreciation and amortization expense	10,189	9,424
Total expenses	24,513	22,434
Loss before other income (expense)	(3,433)	(4,759)

Other income (expense):
Interest income	37	46
Insurance proceeds in excess of cost basis	32	134
Interest expense	(5,480)	(4,328)
Net loss	(8,844)	(8,907)

Other comprehensive loss:
Designated derivatives, fair value adjustment	166	(239)
Comprehensive loss	$(8,678)	$(9,146)

Weighted average common shares outstanding	60,316	59,538

Basic and diluted net loss per common share	$(0.15)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	403	4	—	—	3,481	—	—	3,485
Distributions declared	—	—	—	—	—	—	(9,145)	(9,145)
Common stock redemptions	(350)	(3)	—	—	(3,076)	—	—	(3,079)
Designated derivatives, fair value adjustment	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(8,844)	(8,844)
Balance, at March 31, 2018	60,835	$607	50	$1	$535,088	$(278)	$(222,175)	$313,243

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,844)	$(8,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	131	292
Depreciation and amortization	10,189	9,424
Amortization of deferred financing costs	306	276
Amortization of mortgage premiums	(29)	(29)
Change in fair value of interest rate swap	(227)	19
Changes in operating assets and liabilities:
Tenant receivables, net	(17)	24
Due from related parties	(620)	(270)
Prepaid expenses and other assets	(1,090)	(1,552)
Due to related parties	155	(1,756)
Accounts payable and accrued expenses	(2,165)	904
Tenant prepayments	76	8
Security deposits	47	33
Net cash used in operating activities	(2,088)	(1,534)

Cash flows from investing activities
Capital expenditures	(3,353)	(6,387)
Net cash used in investing activities	(3,353)	(6,387)

Cash flows from financing activities:
Redemptions of common stock	(3,079)	(1,103)
Payment of deferred financing costs	—	(620)
Proceeds from borrowings on mortgage notes payable	—	38,250
Repayments on mortgage notes payable	(1,234)	(784)
Purchase of interest rate caps	—	(66)
Distributions paid on common stock	(2,619)	(3,685)
Net cash (used in) provided by financing activities	(6,932)	31,992

Net (decrease) increase in cash	(12,373)	24,071
Cash at beginning of period	76,895	111,509
Cash at end of period	$64,522	$135,580

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)
Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. During the primary portion of the offering, the Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to certain categories of investors.The primary portion of the offering closed on February 6, 2016. The Company is currently offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.63 per share ($8.65 per share prior to March 30, 2018 and $8.56 prior to March 30, 2017). The Company has adopted a fiscal year ending December 31.
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
As of March 31, 2018, a total of 61,884,986 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $609.7 million. As of March 31, 2018, the Company had issued 6,078,689 shares for $53.4 million pursuant to its distribution reinvestment plan.
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
The consolidated financial statements and the information and tables contained in the notes thereto, as of March 31, 2018, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of December 31, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
The consolidated financial statements have been prepared in conformity with GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	81 Fifty at West Hills Apartment Homes	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC	Martin's Point	256	Lombard, IL
N/A - Not Applicable
All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
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
As four of the Company's multifamily properties are located in the Dallas-Fort Worth area, two properties are located in the Chicago area, two properties are located in Portland, Oregon, two properties are located in the Atlanta area and two properties are located in the Denver area, the Company's portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the three months ended March 31, 2018 and 2017.
Allocation of Purchase Price of Acquired Assets
On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes that acquisitions of real estate will no longer be considered a business

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the screen is not met, and the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed on their related fair value.
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
The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are determined by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered in the analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
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
The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the fair value of these assets and liabilities, which could impact the Company's reported net income (loss).
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.
The future minimum rental payments to be received from noncancelable operating leases are $40.8 million and $1.2 million for the 12-month periods ending March 31, 2019 and 2020, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments, amenities and revenue sharing arrangements of cable income from contracts with cable

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

providers at the Company's properties. The Company records utility reimbursement income and the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. The Company writes off receivables when they become uncollectible. In some cases, the ultimate resolution of these claims can exceed one year. At March 31, 2018 and December 31, 2017, there were allowances for uncollectible accounts of approximately $3,000 and $5,000, respectively.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of March 31, 2018 and December 31, 2017, the Company had no TRSs.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

Earnings Per Share
Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (see Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2018 (were such date to represent the end of the contingency period). For the three months ended March 31, 2018 and 2017, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-18, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, approximately $69,000 and $194,000 of restricted cash, which were previously included as operating cash inflows and investing cash outflows within the consolidated statements of cash flows for the three months ended March 31, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  On January 1, 2018, the Company adopted ASU No. 2017-01 and the adoption did not have a material effect on its consolidated financial statements and disclosures. The Company believes future rental property acquisitions will be accounted for as asset acquisitions, not business combinations.

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Non-cash operating, financing and investing activities:
Distributions on common stock declared but not yet paid	$12,153	$8,920
Stock issued pursuant to distribution reinvestment plan	3,485	5,090
Accruals for construction in process	1,054	120

Cash paid during the period for:
Interest	$5,681	$3,785
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	March 31, 2018	December 31, 2017
Real estate taxes	$3,992	$4,594
Insurance	41	973
Capital improvements	1,143	1,693
Other	443	408
	$5,619	$7,668

Unrestricted cash designated for capital expenditures	$39,207	$42,640

NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$123,863	$123,863
Building and improvements	753,905	748,062
Furniture, fixtures and equipment	22,604	21,743
Construction in progress	1,488	5,061
	901,860	898,729
Less: accumulated depreciation	(71,508)	(61,758)
	$830,352	$836,971

Depreciation expense for the three months ended March 31, 2018 and 2017 was $9.8 million and $7.9 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $18.5 million as of March 31, 2018 and December 31, 2017, and the intangible assets are reported net of accumulated amortization of $18.0 million and $17.7 million, respectively. The weighted average remaining life of the in-place rental leases is four months as of March 31, 2018. Amortization for the three months ended March 31, 2018 and 2017 was approximately $348,000 and $1.5 million, respectively. As of March 31, 2018, expected amortization for the in-place rental leases for the next 12 months is approximately $464,000 and none thereafter.
NOTE 7 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	March 31, 2018				December 31, 2017
Overton Trails Apartment Homes	$30,323	$—	$(280)	$30,043	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,942	—	(239)	19,703	20,039	—	(248)	19,791
Crosstown at Chapel Hill	31,722	—	(238)	31,484	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,772	372	(175)	17,969	17,871	399	(188)	18,082
The Brookwood - Capital One	2,646	28	(30)	2,644	2,657	30	(32)	2,655
Adair off Addison and Adair off Addison Apartment Homes	24,974	—	(319)	24,655	25,091	—	(347)	24,744
1000 Spalding Apartment Homes	24,527	—	(215)	24,312	24,600	—	(230)	24,370
Ravina Apartment Homes	27,462	—	(296)	27,166	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(275)	37,025	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(302)	39,898	40,200	—	(318)	39,882
Grand Reserve	41,301	—	(354)	40,947	41,520	—	(372)	41,148
Montclair Terrace	20,576	—	(276)	20,300	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,975	—	(560)	52,415	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(558)	45,142	45,700	—	(574)	45,126
Windbrooke Crossing	38,210	—	(393)	37,817	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(511)	37,739	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(451)	40,338	40,789	—	(471)	40,318
Martin's Point	29,990	—	(398)	29,592	29,990	—	(423)	29,567
	$564,659	$400	$(5,870)	$559,189	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.79%	136	117	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	4.10%	92	49	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	3.58%	121	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	13	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.43%	104	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	41	(2) (5)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	133	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	163	29	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	176	20	(2) (5)
Grand Reserve	6/1/2023	2.57%	4.45%	209	93	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	4.33%	93	26	(1) (3) (7)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.24%	233	53	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.99%	181	180	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	4.57%	231	61	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	4.01%	201	64	(1) (3) (5)
Indigo Creek	5/1/2024	1.93%	3.81%	247	51	(1) (3) (5)
Martin's Point	11/1/2024	1.86%	3.74%	139	76	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.8831% (as of March 31, 2018) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly payment of principal and interest payment required
On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium will be amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of March 31, 2018, the net unamortized premium of $400,000 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At March 31, 2018, the weighted average interest rate of all the Company's outstanding indebtedness was 4.02%.
Mortgage notes are collateralized by liens on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.
As of March 31, 2018 and December 31, 2017, the Company had $5.6 million and $7.7 million, respectively, of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium, for each of the next five 12-month periods ending March 31, and thereafter, are as follows (in thousands):

2019	$5,877
2020	10,623
2021	66,082
2022	52,979
2023	35,183
Thereafter	393,915
Total principal payments	$564,659
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ended December 31, 2017, the property must maintain a certain level of debt service coverage. The Company was in compliance with all covenants related to this loan as of March 31, 2018.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of March 31, 2018 and December 31, 2017, accumulated amortization of deferred financing costs was $2.4 million and $2.0 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending March 31, and thereafter, is as follows (in thousands):

2019	$1,231
2020	1,213
2021	1,087
2022	908
2023	749
Thereafter	682
$5,870

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2018	$(444)
Designated derivatives, fair value adjustment	166
Balance, March 31, 2018	$(278)
NOTE 9 - RELATED PARTY TRANSACTIONS
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
Expense reimbursements. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
Relationship with RAI and C-III
Property loss pool: The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

up to $250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended March 31, 2018 and 2017 , the Company paid $622,000 and $380,000, respectively into the insurance pool.

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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended March 31, 2018 and 2017.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	March 31, 2018	December 31, 2017
Due from related parties:
RAI - self-insurance funds held	$677	$57
	$677	$57

Due to related parties:
Advisor
Acquisition fees	$—	$—
Operating expense reimbursements	239	1

Manager
Property management fees	317	315
Operating expense reimbursements	119	204

RAI
Internal audit fees	18	18
	$693	$538

	Three Months Ended
	March 31,
	2018	2017
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$2,460	$2,217
Debt financing fees (2)	$—	$191
Operating expense reimbursements (3)	$991	$1,089

Manager
Property management fees (1)	$937	$790
Construction management fees (4)	$294	$388
Construction payroll reimbursements (4)	$29	$—
Operating expense reimbursements (3)	$66	$—
(1)     Included in Management fees on the consolidated statements of operations and comprehensive loss per income statement.
(2)    Included in Mortgage notes payable, net on the consolidated balance sheets.
(3)     Included in General and administrative on the consolidated statements of operations and comprehensive loss per income statement.
(4)     Included in Rental properties, net on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of March 31, 2018, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of March 31, 2018, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
No triggering events have occurred as of March 31, 2018.
Common Stock
As of March 31, 2018, the Company had an aggregate of 60,835,021 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	6,078,689	53,357
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	62,131,351	609,704
Shares redeemed and retired	(1,296,330)	(11,314)
Total shares outstanding	60,835,021	$598,390

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

Redemptions
During the three months ended March 31, 2018, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	—	$—	—	(2)
February 2018	—	$—	—	(2)
March 2018	350	$8.79	350	(2)

(1)	All purchases of equity securities by the Company in the three months ended March 31, 2018 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the three months ended March 31, 2018.
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

Distributions
For the three months ended March 31, 2018, the Company paid aggregate distributions of $6.1 million, including $2.6 million of distributions paid in cash and $3.5 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2017	$0.00164384	December 29, 2017 through January 30, 2018	January 31, 2018	$1,884	$1,413	$3,297
December 15, 2017	0.00164384	January 31, 2018 through February 27, 2018	February 28, 2018	1,601	1,206	2,807
				$3,485	$2,619	$6,104

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

On March 28, 2018, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from March 30, 2018 through and including June 28, 2018, payable on April 30, 2018, May 31, 2018 and June 29, 2018.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the three months ended March 31, 2018 (in thousands):

Total aggregate distributions paid	$6,104
Less: distributions payable at December 31, 2017	(9,112)
Add: distributions payable at March 31, 2018	12,153
Total distributions declared	$9,145

Distributions are payable in cash or reinvested in shares of common stock at the discretion of the shareholder.
NOTE 11 - FAIR VALUE MEASURES AND DISCLOSURES
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
March 31, 2018
(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Interest rate caps	$—	$212	$—	$212
Cancelable swap	—	394	—	394
	$—	$606	$—	$606

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate caps	$—	$58	$—	$58
Cancelable swap	—	166	—	166
	$—	$224	$—	$224
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.
The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$564,659	$569,791	$565,921	$571,275
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities (Level 3).
NOTE 12 - DERIVATIVES AND HEDGING ACTIVITIES
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
March 31, 2018
(unaudited)

as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $157,831 will be reclassified as an increase to interest expense.
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
As of March 31, 2018, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	11	$388,931	January 1, 2018 through January 1, 2021
Derivatives not designated as hedging instruments
Cancelable swap	1	$31,722	July 28, 2020

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

Asset Derivatives				Liabilities Derivatives
March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$212	Interest rate caps	$58	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	$394	Cancelable swap	166	NA	—	NA	—
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 31, 2018	March 31, 2017
Interest rate caps	Interest expense	$(12)	(8)

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 31, 2018	March 31, 2017
Cancelable swap	Interest expense	$206	(68)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
	March 31, 2018	March 31, 2017		March 31, 2018	March 31, 2017
Interest rate products	$154	$(248)	Interest expense	$(12)	$(8)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2018, the Company has not posted any collateral related to these agreements.
NOTE 13 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended March 31, 2018 did not exceed the charter imposed limitation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2018
(unaudited)

NOTE 14 - SUBSEQUENT EVENTS

On April 30, 2018, the Company refinanced the existing mortgage loan on Grand Reserve and entered into a 10-year mortgage loan with Berkadia Commercial Mortgage, an unaffiliated lender, for borrowings of approximately $47.8 million secured by Grand Reserve (the "Grand Reserve Mortgage Loan"). The Grand Reserve Mortgage Loan matures April 30, 2028.

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

(Back to Index)

Results of Operations
As of March 31, 2018, we owned 18 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than local and national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$19,727	$16,537
Utility income	1,119	925
Ancillary tenant fees	234	213
Total revenues	21,080	17,675

Expenses:
Rental operating - expenses	3,301	2,658
Rental operating - payroll	2,027	1,828
Rental operating - real estate taxes	3,148	2,776
Subtotal - Rental operating expenses	8,476	7,262
Acquisition costs	—	60
Management fees	3,397	3,007
General and administrative	2,320	2,389
Loss on disposal of assets	131	292
Depreciation and amortization expense	10,189	9,424
Total expenses	24,513	22,434
Loss before other income (expense)	(3,433)	(4,759)

Other income (expense):
Interest income	37	46
Insurance proceeds in excess of cost basis	32	134
Interest expense	(5,480)	(4,328)
Net loss	$(8,844)	$(8,907)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 16 properties we owned for the entirety of both periods presented, properties purchased since the prior period and company level expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31, 2018				For the three months ended March 31, 2017
	Properties owned both periods	Properties purchased during either period	Company level	Total	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$17,525	$2,202	$—	$19,727	$16,537	$—	$—	$16,537
Utility income	1,003	116	—	1,119	925	—	—	925
Ancillary tenant fees	200	34	—	234	213	—	—	213
Total revenues	18,728	2,352	—	21,080	17,675	—	—	17,675

Expenses:
Rental operating - expenses	3,067	415	(181)	3,301	2,639	—	19	2,658
Rental operating - payroll	1,892	217	(82)	2,027	1,675	—	153	1,828
Rental operating - real estate taxes	2,813	335	—	3,148	2,664	—	112	2,776
Subtotal - Rental operating expenses	7,772	967	(263)	8,476	6,978	—	284	7,262
Acquisition costs	—	—	—	—	60	—	—	60
Management fees	833	104	2,460	3,397	791	—	2,216	3,007
General and administrative	504	96	1,720	2,320	638	—	1,751	2,389
Loss on disposal of assets	121	10	—	131	292	—	—	292
Depreciation and amortization expense	9,029	1,160	—	10,189	9,424	—	—	9,424
Total expenses	18,259	2,337	3,917	24,513	18,183	—	4,251	22,434
Income (loss) before other income (expense)	469	15	(3,917)	(3,433)	(508)	—	(4,251)	(4,759)

Other income (expense):
Interest income	36	1	—	37	31	—	15	46
Insurance proceeds in excess of cost basis	32	—	—	32	134	—	—	134
Interest expense	(4,824)	(656)	—	(5,480)	(4,328)	—	—	(4,328)
Net loss	$(4,287)	$(640)	$(3,917)	$(8,844)	$(4,671)	$—	$(4,236)	$(8,907)

(Back to Index)

Revenues. Rental income increased by $3.2 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase is primarily due to the acquisition of two additional properties since March 31, 2017, as well as the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$1	(6.0)%	$73
Overton Trails Apartment Homes	105	1.1%	92
Uptown Buckhead	32	4.2%	(7)
Crosstown at Chapel Hill	69	4.6%	4
The Brookwood	47	8.0%	(42)
Adair off Addison Apartment Homes	17	(5.0)%	102
1000 Spalding Crossing	89	1.6%	101
Montclair	43	2.1%	53
Grand Reserve	91	(1.0)%	124
Verdant Apartment Homes	74	6.0%	5
Arcadia Apartment Homes	112	5.7%	40
Ravina Apartment Homes	137	7.2%	4
81 Fifty West Hills Apartment Homes	(5)	4.2%	(71)
The Palmer at Las Colinas	176	4.0%	77
Windbrooke Crossing	34	2.5%	4
Woods of Burnsville	31	4.0%	(28)
Indigo Creek	1,269	N/A	N/A
Martin's Point	1,083	N/A	N/A
	$3,405
Expenses.  Our operating expenses for the three months ended March 31, 2018 were from the ongoing operations of our business and the ownership of 18 operating properties and increased as a result of the ownership of 2 additional properties acquired after March 31, 2017.
Management fees increased by $390,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of 2 additional properties acquired after March 31, 2017. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
Loss on disposal of assets of approximately $131,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2018, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$1,151	$812	$1,963
Amortization of intangibles	(1,546)	348	(1,198)
	$(395)	$1,160	$765
The overall increase in depreciation expense for all properties was due to additional capital improvements made since March 31, 2017 to properties owned during both periods, as well as properties purchased since March 31, 2017. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of March 31, 2018, only one property has a remaining unamortized intangible balance for a total of $464,000. There were no acquisitions during the three months ended March 31, 2018.
Interest expense increased by $1.2 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of two additional mortgages either entered into or assumed since March 31, 2017, all of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10.00 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We have also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.63 per share ($8.65 per share prior to March 30, 2018 and $8.56 per share prior to March 30, 2017).
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
Capital Expenditures
We deployed a total of $3.4 million during the three months ended March 31, 2018 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital budgeted
	March 31, 2018
Overton Trails Apartment Homes	$437	$805
Crosstown at Chapel Hill	286	2,037
The Brookwood	287	3,794
Montclair	253	3,492
Grand Reserve	297	1,837
Arcadia Apartment Homes	244	1,609
81 Fifty at West Hills Apartment Homes	321	4,661
Santa Rosa	399	5,688
All other properties	829	15,284
	$3,353	$39,207

(Back to Index)

(Back to Index)

Common Stock
As of March 31, 2018, we had an aggregate of 60,835,021 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	6,078,689	53,357
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	62,131,351	609,704
Shares redeemed and retired	(1,296,330)	(11,314)
Total shares outstanding	60,835,021	$598,390

(Back to Index)

(Back to Index)

Mortgage Debt
The following is a summary of our mortgage notes payable (in thousands):

	March 31, 2018				December 31, 2017
Collateral	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,323	$—	$(280)	$30,043	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,942	—	(239)	19,703	20,039	—	(248)	19,791
Crosstown at Chapel Hill	31,722	—	(238)	31,484	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,772	372	(175)	17,969	17,871	399	(188)	18,082
The Brookwood - Capital One	2,646	28	(30)	2,644	2,657	30	(32)	2,655
Adair off Addison and Adair off Addison Apartment Homes	24,974	—	(319)	24,655	25,091	—	(347)	24,744
1000 Spalding Apartment Homes	24,527	—	(215)	24,312	24,600	—	(230)	24,370
Ravina Apartment Homes	27,462	—	(296)	27,166	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(275)	37,025	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(302)	39,898	40,200	—	(318)	39,882
Grand Reserve	41,301	—	(354)	40,947	41,520	—	(372)	41,148
Montclair Terrace	20,576	—	(276)	20,300	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,975	—	(560)	52,415	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(558)	45,142	45,700	—	(574)	45,126
Windbrooke Crossing	38,210	—	(393)	37,817	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(511)	37,739	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(451)	40,338	40,789	—	(471)	40,318
Martin's Point	29,990	—	(398)	29,592	29,990	—	(423)	29,567
	$564,659	$400	$(5,870)	$559,189	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	3.79%	136	117	(1) (3) (6)
Uptown Buckhead	7/1/2025	2.22%	4.10%	92	49	(1) (3) (5)
Crosstown at Chapel Hill	7/10/2020	1.70%	3.58%	121	—	(1) (4) (5)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	13	(2) (7)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (7)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.43%	104	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	41	(2) (5)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	133	(2) (7)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	163	29	(2) (5)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	176	20	(2) (5)
Grand Reserve	6/1/2023	2.57%	4.45%	209	93	(1) (3) (6)
Montclair Terrace	6/1/2023	2.45%	4.33%	93	26	(1) (3) (7)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.24%	233	53	(1) (3) (5)
The Palmer at Las Colinas	9/1/2026	2.11%	3.99%	181	180	(1) (3) (5)
Windbrooke Crossing	1/1/2024	2.69%	4.57%	231	61	(1) (3) (5)
Woods of Burnsville	2/1/2024	2.13%	4.01%	201	64	(1) (3) (5)
Indigo Creek	5/1/2024	1.93%	3.81%	247	51	(1) (3) (5)
Martin's Point	11/1/2024	1.86%	3.74%	139	76	(1) (3) (5)

(1)	Variable rate based on one-month LIBOR of 1.8831% (as of March 31, 2018) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Fixed rate interest rate swap associated with the variable rate debt

(5)	Monthly interest-only payment currently required

(6)	Monthly fixed principal plus interest payment required

(7)	Fixed monthly principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of March 31, 2018, the net unamortized fair value of debt was $400,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At March 31, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.02%.

(Back to Index)

(Back to Index)

Operating Properties
As of March 31, 2018, our wholly-owned interests in multifamily properties were as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	360	Fort Worth, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	81 Fifty at West Hills Apartment Homes	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC	Martin's Point	256	Lombard, IL
		5,519
As four of our multifamily properties are located in the Dallas-Fort Worth area, three of our properties are located in the Chicago area, two of our properties are located in Portland, Oregon, two of our properties are located in the Atlanta area, and two of our properties are located in the Denver area, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
Acquisition and Asset Management Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 9 of the notes to our consolidated financial statements.

(Back to Index)

(Back to Index)

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended March 31, 2018 did not exceed the charter imposed limitation.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017.
Distributions
For the three months ended March 31, 2018, we paid aggregate distributions of $6.1 million, including $2.6 million of distributions paid in cash and $3.5 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended March 31, 2018 (in thousands, except per share data):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Cash Provided By (Used In) Operating Activities - Year to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$2,619	$3,485	$6,104	$(2,088)	$(2,088)	$9,145	$0.149589	-/-	$9,145/100%

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	3,485	2,619	6,104
		$53,417	$37,507	$90,924

Our net loss attributable to common stockholders' for the three months ended March 31, 2018 was $8.8 million and net cash used in operating activities was $2.1 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through March 31, 2018 were $90.9 million and $116.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

(Back to Index)

(Back to Index)

On March 28, 2018, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from March 30, 2018 through and including June 28, 2018, payable on April 30, 2018, May 31, 2018 and June 29, 2018.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the three months ended March 31, 2018 (in thousands):

Total aggregate distributions paid	$6,104
Less: distributions payable at December 31, 2017	(9,112)
Add: distributions payable at March 31, 2018	12,153
Total distributions declared	$9,145

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

(Back to Index)

(Back to Index)

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Under current GAAP, acquisition costs related to business combinations are expensed and are capitalized for asset acquisitions.  Prior to January 1, 2018, all of our acquisitions were accounted for as business combinations and their related costs were expensed.  On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update 2017-01, and we anticipate that most property acquisitions will be treated as asset acquisitions and the related costs will be capitalized.  We believe that by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those costs paid to our Advisor or third parties.

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are affected by other MFFO adjustments.
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

	Three Months Ended
	March 31,
	2018	2017
Net loss – GAAP	$(8,844)	$(8,907)
Depreciation expense	9,841	7,880
FFO	997	(1,027)
Adjustments for straight-line rents	72	62
Fair value adjustment for cancelable swap	(206)	(68)
Amortization of intangible lease assets	348	1,500
Acquisition costs	—	60
MFFO	$1,211	$527

Basic and diluted net loss per common share - GAAP	$(0.15)	$(0.15)
FFO per share	$0.02	$(0.02)
MFFO per share	$0.02	$0.01

Weighted average shares outstanding	60,316	59,538
Off-Balance Sheet Arrangements
As of March 31, 2018 and 2017, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On April 30, 2018, we refinanced the existing mortgage loan on Grand Reserve and entered into a 10-year mortgage loan with Berkadia Commercial Mortgage, an unaffiliated lender, for borrowings of approximately $47.8 million secured by Grand Reserve (the "Grand Reserve Mortgage Loan"). The Grand Reserve Mortgage Loan matures April 30, 2028.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risks. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our credit facility and outstanding mortgage loans.

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 11 interest rate caps that were designated as cash flow hedges during the years 2014 through 2021. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. We also entered into a cancelable interest rate swap    that was not designated as a hedging instrument. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2018 and December 31, 2017, we had $414.8 million and $415.7 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2018 and the year ended December 31, 2017, our annual interest expense would have increased by approximately $1.1 million and $1.1 million, respectively.

(Back to Index)

(Back to Index)

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2018 and December 31, 2017, we had $149.9 million and $150.3 million, respectively, in fixed rate outstanding borrowings. As of March 31, 2018 and December 31, 2017, our fixed rate outstanding borrowings had an estimated aggregate fair value of $153.7 million and $154.3 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2018 and December 31, 2017, the fair value of these fixed rate outstanding borrowings would have decreased by $6.1 million and $6.4 million, respectively.
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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended March 31, 2018 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended March 31, 2018 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
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
During the three months ended March 31, 2018, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	—	$—	—	(2)
February 2018	—	$—	—	(2)
March 2018	350	$8.79	350	(2)

(1)	All purchases of equity securities by us in the three months ended March 31, 2018 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended March 31, 2018.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed March 30, 2017)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

May 10, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 10, 2018	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)