Form 10-Q
period 2018-06-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2018-08-10
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 9, 2018, there were 61,117,960 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$824,189	$836,971
Identified intangible assets, net	116	813
	824,305	837,784

Cash	61,258	69,227
Restricted cash	6,708	7,668
Subtotal - cash and restricted cash	67,966	76,895
Tenant receivables, net	104	87
Due from related parties	214	57
Prepaid expenses and other assets	2,322	1,647
Total assets	$894,911	$916,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$575,440	$560,164
Accounts payable and accrued expenses	12,378	14,109
Due to related parties	637	538
Tenant prepayments	663	575
Security deposits	1,423	1,312
Distributions payable	9,112	9,112
Total liabilities	599,653	585,810

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 60,912,128 and 60,782,019 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	607	606
Additional paid-in capital	535,633	534,683
Accumulated other comprehensive loss	(364)	(444)
Accumulated deficit	(240,619)	(204,186)
Total stockholders’ equity	295,258	330,660
Total liabilities and stockholders’ equity	$894,911	$916,470
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$20,373	$17,879	$40,100	$34,416
Utility income	1,139	971	2,258	1,896
Ancillary tenant fees	235	225	469	438
Total revenues	21,747	19,075	42,827	36,750

Expenses:
Rental operating - expenses	3,968	3,623	7,269	6,281
Rental operating - payroll	1,952	1,891	3,979	3,719
Rental operating - real estate taxes	2,917	2,614	6,065	5,390
Subtotal - Rental operating expenses	8,837	8,128	17,313	15,390
Acquisition costs	16	1,357	30	1,417
Management fees	3,423	3,206	6,820	6,213
General and administrative	2,040	2,126	4,346	4,515
Loss on disposal of assets	132	290	263	582
Depreciation and amortization expense	10,404	10,071	20,593	19,495
Total expenses	24,852	25,178	49,365	47,612
Loss before other income (expense)	(3,105)	(6,103)	(6,538)	(10,862)

Other income (expense):
Interest income	32	29	69	75
Insurance proceeds in excess of cost basis	83	14	115	148
Interest expense	(6,325)	(4,909)	(11,805)	(9,237)
Net loss	(9,315)	(10,969)	(18,159)	(19,876)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(86)	(91)	80	(330)
Comprehensive loss	$(9,401)	$(11,060)	$(18,079)	$(20,206)

Weighted average common shares outstanding	60,483	59,831	60,732	59,596

Basic and diluted net loss per common share	$(0.15)	$(0.18)	$(0.30)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	1,199	12	—	—	10,341	—	—	10,353
Distributions declared	—	—	—	—	—	—	(18,274)	(18,274)
Common stock redemptions	(1,069)	(11)	—	—	(9,391)	—	—	(9,402)
Designated derivatives, fair value adjustment	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	(18,159)	(18,159)
Balance, at June 30, 2018	60,912	$607	50	$1	$535,633	$(364)	$(240,619)	$295,258

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,159)	$(19,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	263	582
Depreciation and amortization	20,593	19,495
Amortization of deferred financing costs	748	565
Amortization of mortgage premiums	(58)	(58)
Change in fair value of interest rate cap	55	2
Changes in operating assets and liabilities:
Tenant receivables, net	(17)	21
Due from related parties	(157)	(15)
Prepaid expenses and other assets	(584)	(250)
Due to related parties	99	(1,989)
Accounts payable and accrued expenses	(1,726)	67
Tenant prepayments	88	118
Security deposits	112	88
Net cash provided by (used in) operating activities	1,257	(1,250)

Cash flows from investing activities
Property acquisitions	—	(55,160)
Capital expenditures	(7,381)	(13,078)
Net cash used in investing activities	(7,381)	(68,238)

Cash flows from financing activities:
Redemptions of common stock	(9,402)	(2,719)
Payment of deferred financing costs	(503)	(1,147)
Proceeds from borrowings on mortgage notes payable	17,439	79,039
Repayments on mortgage notes payable	(2,352)	(1,637)
Purchase of interest rate caps	(66)	(97)
Distributions paid on common stock	(7,921)	(7,450)
Net cash provided by (used in) financing activities	(2,805)	65,989
Net decrease in cash and restricted cash	(8,929)	(3,499)
Cash and restricted cash at beginning of period	76,895	111,509
Cash and restricted cash at end of period	$67,966	$108,010
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	Six Months Ended June 30,
	2018	2017
Cash	$61,258	$101,448
Restricted cash	6,708	6,562
Total cash and restricted cash shown in the consolidated statement of cash flows	$67,966	$108,010
The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
As of June 30, 2018, a total of 62,680,767 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $616.6 million. As of June 30, 2018, the Company had issued 6,874,470 shares for $60.2 million pursuant to its distribution reinvestment plan.
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
The consolidated financial statements and the information and tables contained in the notes thereto, as of June 30, 2018, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
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
JUNE 30, 2018
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
If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the three and six months ended June 30, 2018 and 2017.
Allocation of Purchase Price of Acquired Assets
On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are accounted for

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

as asset acquisitions. In most cases, the Company believes that acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the screen is not met, and the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed on their related fair value.
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.
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
The future minimum rental payments to be received from noncancelable operating leases are $49.3 million and $1.4 million for the 12-month periods ending June 30, 2019 and 2020, respectively, and none thereafter.
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
JUNE 30, 2018
(unaudited)

providers at the Company's properties. The Company records utility reimbursement income and the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. The Company writes off receivables when they become uncollectible. In some cases, the ultimate resolution of these claims can exceed one year. At both June 30, 2018 and December 31, 2017, there were allowances for uncollectible accounts of approximately $5,000.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of June 30, 2018 and December 31, 2017, the Company had no TRSs.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

Earnings Per Share
Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (see Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2018 (were such date to represent the end of the contingency period). For the three and six months ended June 30, 2018 and 2017, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
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

In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18 and the adoption did not have a material effect on its consolidated financial statements and disclosures. As a result of adopting the new guidance, approximately $642,000 and $700,000 of restricted cash, which were previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the six months ended June 30, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  On January 1, 2018, the Company adopted ASU No. 2017-01 and the adoption did not have a material effect on its consolidated financial statements and disclosures since the Company did not acquire any properties during the six months ended June 30, 2017 . The Company believes future rental property acquisitions will be accounted for as asset acquisitions, not business combinations.

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), as amended by ASU 2018-10, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance however, the Company expects that its operating leases where it is the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.

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

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements. Since the Company has no recorded goodwill, there is no expected impact upon adoption.

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

In July 2018, FASB issued ASU 2018-09, "Codification Improvements." This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although the Company is still evaluating this guidance, the Company believes it will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, the Company is expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$9,112	$8,980
Stock issued pursuant to distribution reinvestment plan	10,353	10,273
Accruals for construction in process	987	—
Repayments on borrowings through refinancing	72,845	—
Cash paid during the period for:
Interest	$12,564	$8,262
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	June 30, 2018	December 31, 2017
Real estate taxes	$4,661	$4,594
Insurance	384	973
Capital improvements	1,170	1,693
Other	493	408
	$6,708	$7,668

Unrestricted cash designated for capital expenditures	$35,546	$42,640

NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$123,863	$123,863
Building and improvements	756,850	748,062
Furniture, fixtures and equipment	23,578	21,743
Construction in progress	1,373	5,061
	905,664	898,729
Less: accumulated depreciation	(81,475)	(61,758)
	$824,189	$836,971

Depreciation expense for the three and six months ended June 30, 2018 was $10.1 million and $19.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $8.6 million and $16.5 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $18.5 million as of June 30, 2018 and December 31, 2017, and the intangible assets are reported net of accumulated amortization of $18.4 million and $17.7 million, respectively. The weighted average remaining life of the in-place rental leases is one month as of June 30, 2018. Amortization for the three months ended June 30, 2018 and 2017 was approximately $348,000 and $1.4 million, respectively. Amortization for the six months ended June 30, 2018 and 2017 was approximately $697,000 and $3.0 million, respectively. As of June 30, 2018, expected amortization for the in-place rental leases for the next 12 months is approximately $116,000 and none thereafter.
NOTE 7 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2018				December 31, 2017
Overton Trails Apartment Homes	$30,162	$—	$(269)	$29,893	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,845	—	(230)	19,615	20,039	—	(248)	19,791
Crosstown at Chapel Hill	42,650	—	(419)	42,231	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,675	345	(162)	17,858	17,871	399	(188)	18,082
The Brookwood - Capital One	2,635	26	(28)	2,633	2,657	30	(32)	2,655
Adair off Addison and Adair off Addison Apartment Homes	24,859	—	(290)	24,569	25,091	—	(347)	24,744
1000 Spalding Apartment Homes	24,418	—	(200)	24,218	24,600	—	(230)	24,370
Ravina Apartment Homes	27,294	—	(277)	27,017	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(261)	37,039	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(287)	39,913	40,200	—	(318)	39,882
Grand Reserve	47,845	—	(639)	47,206	41,520	—	(372)	41,148
Montclair Terrace	20,486	—	(262)	20,224	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,975	—	(533)	52,442	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(541)	45,159	45,700	—	(574)	45,126
Windbrooke Crossing	38,067	—	(374)	37,693	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(487)	37,763	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(430)	40,359	40,789	—	(471)	40,318
Martin's Point	29,990	—	(382)	29,608	29,990	—	(423)	29,567
	$581,140	$371	$(6,071)	$575,440	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net at June 30, 2018 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	4.00%	141	176	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	4.31%	95	49	(1) (3) (4)
Crosstown at Chapel Hill	7/1/2025	1.77%	3.86%	143	—	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	13	(2) (6)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.64%	104	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	41	(2) (4)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	133	(2) (6)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	125	29	(2) (4)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	135	20	(2) (4)
Grand Reserve	5/1/2028	1.72%	3.81%	144	92	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.54%	93	26	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.45%	232	53	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.20%	140	180	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.78%	240	61	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.22%	155	64	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.02%	135	51	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	3.95%	141	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.0903% (as of June 30, 2018) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Monthly interest-only payment currently required

(5)	Monthly fixed principal plus interest payment required

(6)	Fixed monthly payment of principal and interest payment required

(7)	Refinanced during the quarter ended June 30, 2018
On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium will be amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of June 30, 2018, the net unamortized premium of $371,000 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At June 30, 2018, the weighted average interest rate of all the Company's outstanding indebtedness was 4.11%.
Mortgage notes are collateralized by liens on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.
As of June 30, 2018 and December 31, 2017, the Company had $6.7 million and $7.7 million, respectively, of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium, for each of the next five 12-month periods ending June 30, and thereafter, are as follows (in thousands):

2019	$5,404
2020	10,203
2021	34,246
2022	77,074
2023	142,336
Thereafter	311,877
Total principal payments	$581,140
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
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of June 30, 2018 and December 31, 2017, accumulated amortization of deferred financing costs was $2.2 million and $2.0 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending June 30, and thereafter, is as follows (in thousands):

2019	$1,216
2020	1,201
2021	1,129
2022	966
2023	725
Thereafter	834
$6,071

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2018	$(444)
Designated derivatives, fair value adjustment	80
Balance, June 30, 2018	$(364)
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
Relationship with RAI and C-III
Property loss pool: The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

up to $250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended June 30, 2018 and 2017, the Company paid $0 and $18,000, respectively into the insurance pool. During the six months ended June 30, 2018 and 2017, the Company paid $398,000 and $622,000, respectively into the insurance pool.

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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the six months ended June 30, 2018 and 2017.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company. The Company is obligated to reimburse the Manager of other affiliates for shared operating expenses.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	June 30, 2018	December 31, 2017
Due from related parties:
RAI - self-insurance funds held	$214	$57
	$214	$57

Due to related parties:
Advisor
Operating expense reimbursements	$134	$1

Manager
Property management fees	325	315
Operating expense reimbursements	153	204

RAI
Internal audit fees	25	18
	$637	$538

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fees earned / expenses incurred:
Advisor
Acquisition fees	$—	$1,142	$—	$1,142
Asset management fees (1)	$2,460	$2,357	$4,920	$4,573
Debt financing fees (2)	$78	$203	$78	$395
Operating expense reimbursements (3)	$998	$961	$1,989	$2,050

Manager
Property management fees (1)	$963	$848	$1,900	$1,639
Construction management fees (4)	$174	$444	$468	$832
Construction payroll reimbursements (4)	$6	$—	$35	$—
Operating expense reimbursements (3)	$337	$—	$403	$—

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2018, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of June 30, 2018, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

(A)	the lesser of
(i)    15% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(ii)    the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
No Triggering Events have occurred as of June 30, 2018.
Common Stock
As of June 30, 2018, the Company had an aggregate of 60,912,128 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	6,874,470	60,217
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	62,927,132	616,564
Shares redeemed and retired	(2,015,004)	(17,637)
Total shares outstanding	60,912,128	$598,927

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

Redemptions
During the six months ended June 30, 2018, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	—	$—	—	(2)
February 2018	—	$—	—	(2)
March 2018	350	$8.79	350	(2)
April 2018	—	$—	—	(2)
May 2018	—	$—	—	(2)
June 2018	719	$8.80	1,069	(2)

(1)	All purchases of equity securities by the Company in the six months ended June 30, 2018 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the six months ended June 30, 2018.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

Distributions
For the six months ended June 30, 2018, the Company paid aggregate distributions of $18.3 million, including $7.9 million of distributions paid in cash and $10.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share per day	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2017	$0.00164384	December 29, 2017 through January 30, 2018	January 31, 2018	$1,884	$1,413	$3,297
December 15, 2017	0.00164384	January 31, 2018 through February 27, 2018	February 28, 2018	1,601	1,206	2,807
December 15, 2017	0.00164384	February 28, 2018 through March 29, 2018	April 2, 2018	1,708	1,314	3,022
March 28, 2018	0.00164384	March 30, 2018 through April 27, 2018	April 30, 2018	1,767	1,342	3,109
March 28, 2018	0.00164384	April 28, 2018 through May 30, 2018	May 31, 2018	1,762	1,359	3,121
March 28, 2018	0.00164384	May 31, 2018 through June 28, 2018	June 29, 2018	1,631	1,287	2,918
				$10,353	$7,921	$18,274

On June 18, 2018, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from June 29, 2018 through and including September 27, 2018, payable on July 31, 2018, August 31, 2018 and September 28, 2018. Distributions payable of $9.1 million are recorded on the consolidated balance sheet.

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
JUNE 30, 2018
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
JUNE 30, 2018
(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Interest rate caps	$—	$118	$—	$118
	$—	$118	$—	$118

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate caps	$—	$58	$—	$58
Cancelable swap	—	166	—	166
	$—	$224	$—	$224
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.
The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$581,140	$525,649	$565,921	$571,275
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
JUNE 30, 2018
(unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2018, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $200,320 will be reclassified as an increase to interest expense.
As of June 30, 2018, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	12	$436,594	January 1, 2019 through May 1, 2022

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

Asset Derivatives				Liabilities Derivatives
June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$118	Interest rate caps	$58	NA	$—	NA	$—
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2018
(unaudited)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate caps	Interest expense	$(74)	$(13)	$(86)	$(21)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
	June 30, 2018	June 30, 2017		June 30, 2018	June 30, 2017
Interest rate products	$(159)	$(104)	Interest expense	$(74)	$(13)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Six Months Ended
	June 30, 2018	June 30, 2017		June 30, 2018	June 30, 2017
Interest rate products	$(5)	$(352)	Interest expense	$(86)	$(22)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2018, the Company has not posted any collateral related to these agreements.
NOTE 13 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended June 30, 2018 did not exceed the charter imposed limitation.
NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no additional events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT II, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2017. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT II, Inc., a Maryland corporation, and, as required by context, RRE Opportunity OP II, LP, a Delaware limited partnership, and to their subsidiaries.
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

(Back to Index)

Results of Operations
As of June 30, 2018, we owned 18 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than local and national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Revenues:
Rental income	$20,373	$17,879
Utility income	1,139	971
Ancillary tenant fees	235	225
Total revenues	21,747	19,075

Expenses:
Rental operating - expenses	3,968	3,623
Rental operating - payroll	1,952	1,891
Rental operating - real estate taxes	2,917	2,614
Subtotal - Rental operating expenses	8,837	8,128
Acquisition costs	16	1,357
Management fees	3,423	3,206
General and administrative	2,040	2,126
Loss on disposal of assets	132	290
Depreciation and amortization expense	10,404	10,071
Total expenses	24,852	25,178
Loss before other income (expense)	(3,105)	(6,103)

Other income (expense):
Interest income	32	29
Insurance proceeds in excess of cost basis	83	14
Interest expense	(6,325)	(4,909)
Net loss	$(9,315)	$(10,969)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased since the prior period and company level expenses for the three months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30, 2018				For the three months ended June 30, 2017
	Properties owned both periods	Properties purchased since prior period	Company level	Total	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$19,286	$1,074	$13	$20,373	$17,879	$—	$—	$17,879
Utility income	1,098	41	—	1,139	971	—	—	971
Ancillary tenant fees	234	1	—	235	225	—	—	225
Total revenues	20,618	1,116	13	21,747	19,075	—	—	19,075

Expenses:
Rental operating - expenses	3,780	216	(28)	3,968	3,495	—	128	3,623
Rental operating - payroll	1,856	96	—	1,952	2,044	—	(153)	1,891
Rental operating - real estate taxes	2,717	200	—	2,917	2,614	—	—	2,614
Subtotal - Rental operating expenses	8,353	512	(28)	8,837	8,153	—	(25)	8,128
Acquisition costs	—	16	—	16	216	—	1,141	1,357
Management fees	912	51	2,460	3,423	849	—	2,357	3,206
General and administrative	671	27	1,342	2,040	763	—	1,363	2,126
Loss on disposal of assets	131	1	—	132	290	—	—	290
Depreciation and amortization expense	9,734	670	—	10,404	10,071	—	—	10,071
Total expenses	19,801	1,277	3,774	24,852	20,342	—	4,836	25,178
Income (loss) before other income (expense)	817	(161)	(3,761)	(3,105)	(1,267)	—	(4,836)	(6,103)

Other income (expense):
Interest income	31	—	1	32	28	—	1	29
Insurance proceeds in excess of cost basis	83	—	—	83	14	—	—	14
Interest expense	(6,303)	(304)	282	(6,325)	(4,909)	—	—	(4,909)
Net loss	$(5,372)	$(465)	$(3,478)	$(9,315)	$(6,134)	$—	$(4,835)	$(10,969)

(Back to Index)

Revenues. The $1.5 million increase in rental revenues (excluding interest and other income) for the 17 properties we owned during both the three months ended June 30, 2018 and June 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Overton Trails Apartment Homes	47	2.8%	—
Uptown Buckhead	79	8.8%	5
Crosstown at Chapel Hill	97	(2.4)%	116
The Brookwood	63	6.2%	4
1000 Spalding Crossing	64	2.8%	48
Montclair Terrace	83	8.0%	44
Grand Reserve	88	3.5%	35
Verdant Apartment Homes	105	4.6%	83
Arcadia Apartment Homes	109	(1.7)%	159
Ravina Apartment Homes	163	4.8%	53
The Palmer at Las Colinas	212	2.3%	128
Woods of Burnsville	129	9.5%	(15)
Indigo Creek	168	4.4%	N/A
All other, net	136	N/A	N/A
	$1,543
Expenses.  Our rental operating expenses for the 17 properties we owned during both the three months periods presented increased by $200,000 during the three months ended June 30, 2018, primarily due to an increase in insurance, utilities and real estate tax expenses.
Management fees increased by $217,000 during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of one additional property, Martin's Point, which was acquired after June 30, 2017. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
Loss on disposal of assets of approximately $132,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended June 30, 2018, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$1,090	$322	$1,412
Amortization of intangibles	(1,427)	348	(1,079)
	$(337)	$670	$333
The overall increase in depreciation expense for all properties was due to additional capital improvements made since June 30, 2017 to properties owned during both periods, as well as properties purchased since June 30, 2017. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of June 30, 2018, only one property has a remaining unamortized intangible balance for a total of $116,000. There were no acquisitions during the three months ended June 30, 2018.
Interest expense increased by $1.4 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of two additional mortgages either entered into or assumed since June 30, 2017, both of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs. In addition, we refinanced two existing mortgages since June 30, 2017.

(Back to Index)

Six months ended June 30, 2018 Compared to the Six months ended June 30, 2017
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Revenues:
Rental income	$40,100	$34,416
Utility income	2,258	1,896
Ancillary tenant fees	469	438
Total revenues	$42,827	$36,750

Expenses:
Rental operating - expenses	7,269	6,281
Rental operating - payroll	3,979	3,719
Rental operating - real estate taxes	6,065	5,390
Subtotal - Rental operating expenses	17,313	15,390
Acquisition costs	30	1,417
Management fees	6,820	6,213
General and administrative	4,346	4,515
Loss on disposal of assets	263	582
Depreciation and amortization expense	20,593	19,495
Total expenses	49,365	47,612
Loss before other income (expense)	$(6,538)	$(10,862)

Other income (expense):
Interest income	69	75
Insurance proceeds in excess of cost basis	115	148
Interest expense	(11,805)	(9,237)
Net loss	$(18,159)	$(19,876)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased since the prior period and company level expenses for the six months ended June 30, 2018 and 2017 (in thousands):

	For the six months ended June 30, 2018				For the six months ended June 30, 2017
	Properties owned both periods	Properties purchased since prior period	Company level	Total	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$37,978	$2,109	$13	$40,100	$34,416	$—	$—	$34,416
Utility income	2,172	86	—	2,258	1,896	—	—	1,896
Ancillary tenant fees	464	5	—	469	438	—	—	438
Total revenues	40,614	2,200	13	42,827	36,750	—	—	36,750

Expenses:
Rental operating - expenses	7,050	428	(209)	7,269	6,134	—	147	6,281
Rental operating - payroll	3,878	183	(82)	3,979	3,719	—	—	3,719
Rental operating - real estate taxes	5,643	422	—	6,065	5,278	—	112	5,390
Subtotal - Rental operating expenses	16,571	1,033	(291)	17,313	15,131	—	259	15,390
Acquisition costs		30	—	30	276	—	1,141	1,417
Management fees	1,802	98	4,920	6,820	1,639	—	4,574	6,213
General and administrative	1,236	48	3,062	4,346	1,400	—	3,115	4,515
Loss on disposal of assets	261	2	—	263	582	—	—	582
Depreciation and amortization expense	19,259	1,334	—	20,593	19,495	—	—	19,495
Total expenses	39,129	2,545	7,691	49,365	38,523	—	9,089	47,612
Income (loss) before other income (expense)	1,485	(345)	(7,678)	(6,538)	(1,773)	—	(9,089)	(10,862)

Other income (expense):
Interest income	68	—	1	69	58	—	17	75
Insurance proceeds in excess of cost basis	115			115	148	—	—	148
Interest expense	(11,508)	(579)	282	(11,805)	(9,237)	—	—	(9,237)
Net loss	$(9,840)	$(924)	$(7,395)	$(18,159)	$(10,804)	$—	$(9,072)	$(19,876)

(Back to Index)

Revenues. The $3.9 million increase in rental revenue (excluding interest and other income) for the 17 properties we owned during both the six months ended June 30, 2018 and June 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Overton Trails Apartment Homes	152	2.8%	30
Uptown Buckhead	112	8.8%	(32)
Crosstown at Chapel Hill	166	(2.4)%	103
The Brookwood	109	6.2%	(6)
1000 Spalding Crossing	153	2.8%	67
Montclair Terrace	127	8.0%	4
Grand Reserve	179	3.5%	38
Verdant Apartment Homes	178	4.6%	58
Arcadia Apartment Homes	221	(1.7)%	161
Ravina Apartment Homes	299	4.8%	45
The Palmer at Las Colinas	388	2.3%	115
Woods of Burnsville	160	9.5%	(55)
Indigo Creek	1,436	4.4%	N/A
All other, net	184	N/A	N/A
	$3,864

Expenses.  Our rental operating expenses for the 17 properties we owned during both the six month periods presented increased by $1.4 million during the six months ended June 30, 2018, primarily due to an increase in payroll, insurance, utilities and real estate tax expenses.
Management fees increased by $607,000 during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of one additional property, Martin's Point, which was acquired after June 30, 2017. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
Loss on disposal of assets of approximately $263,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the six months ended June 30, 2018, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$2,757	$637	$3,394
Amortization of intangibles	(2,993)	697	(2,296)
	$(236)	$1,334	$1,098
The overall increase in depreciation expense for all properties was due to additional capital improvements made since June 30, 2017 to properties owned during both periods, as well as properties purchased since June 30, 2017. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of June 30, 2018, only one property has a remaining unamortized intangible balance for a total of $116,000. There were no acquisitions during the six months ended June 30, 2018.
Interest expense increased by $2.6 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of two additional mortgages either entered into or assumed since June 30, 2017, all of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs. In addition, we refinanced two existing mortgages since June 30, 2017.

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
Capital Expenditures
We deployed a total of $7.4 million during the six months ended June 30, 2018 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
	June 30, 2018
Overton Trails Apartment Homes	$736	$415
Crosstown at Chapel Hill	702	1,889
The Brookwood	315	3,844
Spalding Crossing	332	755
Montclair	481	3,307
Grand Reserve	618	1,393
Verdant Apartment Homes	468	719
Arcadia Apartment Homes	491	1,209
81 Fifty at West Hills Apartment Homes	765	4,231
The Palmer at Las Colinas	814	5,314
Indigo Creek	600	1,042
All other properties	1,059	11,428
	$7,381	$35,546

(Back to Index)

(Back to Index)

Common Stock
As of June 30, 2018, we had an aggregate of 60,912,128 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	6,874,470	60,217
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	62,927,132	616,564
Shares redeemed and retired	(2,015,004)	(17,637)
Total shares outstanding	60,912,128	$598,927

(Back to Index)

(Back to Index)

Mortgage Debt
The following is a summary of our mortgage notes payable, net (in thousands):

	June 30, 2018				December 31, 2017
Collateral	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,162	$—	$(269)	$29,893	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,845	—	(230)	19,615	20,039	—	(248)	19,791
Crosstown at Chapel Hill	42,650	—	(419)	42,231	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,675	345	(162)	17,858	17,871	399	(188)	18,082
The Brookwood - Capital One	2,635	26	(28)	2,633	2,657	30	(32)	2,655
Adair off Addison and Adair off Addison Apartment Homes	24,859	—	(290)	24,569	25,091	—	(347)	24,744
1000 Spalding Apartment Homes	24,418	—	(200)	24,218	24,600	—	(230)	24,370
Ravina Apartment Homes	27,294	—	(277)	27,017	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(261)	37,039	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(287)	39,913	40,200	—	(318)	39,882
Grand Reserve	47,845	—	(639)	47,206	41,520	—	(372)	41,148
Montclair Terrace	20,486	—	(262)	20,224	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,975	—	(533)	52,442	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(541)	45,159	45,700	—	(574)	45,126
Windbrooke Crossing	38,067	—	(374)	37,693	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(487)	37,763	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(430)	40,359	40,789	—	(471)	40,318
Martin's Point	29,990	—	(382)	29,608	29,990	—	(423)	29,567
	$581,140	$371	$(6,071)	$575,440	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	4.00%	141	176	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	4.31%	95	49	(1) (3) (4)
Crosstown at Chapel Hill	7/1/2025	1.77%	3.86%	143	—	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	13	(2) (6)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.64%	104	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	41	(2) (4)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	133	(2) (6)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	125	29	(2) (4)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	135	20	(2) (4)
Grand Reserve	5/1/2028	1.72%	3.81%	144	92	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.54%	93	26	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.45%	232	53	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.20%	140	180	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.78%	240	61	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.22%	155	64	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.02%	135	51	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	3.95%	141	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.0903% (as of June 30, 2018) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Monthly interest-only payment currently required

(5)	Monthly fixed principal plus interest payment required

(6)	Fixed monthly principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of June 30, 2018, the net unamortized fair value of debt was $371,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At June 30, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.11%.

(Back to Index)

(Back to Index)

Operating Properties
As of June 30, 2018, our wholly-owned interests in multifamily properties were as follows:

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

(Back to Index)

(Back to Index)

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended June 30, 2018 did not exceed the charter imposed limitation.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017.
Distributions
For the six months ended June 30, 2018, we paid aggregate distributions of $18.3 million, including $7.9 million of distributions paid in cash and $10.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the six months ended June 30, 2018 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$2,619	$3,485	$6,104	$(2,088)	9,148	$0.149589	-/-	$6,104/100%
Second Quarter	5,302	6,868	12,170	3,345	9,112	$0.149589	$3,134/26%	$9,036/74%
	$7,921	$10,353	$18,274	$1,257

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	10,353	7,921	18,274
		$60,285	$42,809	$103,094

Our net loss attributable to common stockholders' for the six months ended June 30, 2018 was $18.2 million and net cash provided by operating activities was $1.3 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through June 30, 2018 were $103.1 million and $126.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

On June 18, 2018, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from June 29, 2018 through and including September 27, 2018, payable on July 31, 2018, August 31, 2018 and September 28, 2018.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss – GAAP	$(9,315)	$(10,969)	$(18,159)	$(19,876)
Depreciation expense	10,056	8,644	19,896	16,502
FFO	741	(2,325)	1,737	(3,374)
Adjustments for straight-line rents	91	(51)	163	(114)
Fair value adjustment for cancelable swap	(82)	(91)	(287)	(159)
Amortization of intangible lease assets	348	1,400	697	2,993
Acquisition costs	16	1,357	30	1,417
MFFO	$1,114	$290	$2,340	$763

Basic and diluted net loss per common share - GAAP	$(0.15)	$(0.18)	$(0.30)	$(0.33)
FFO per share	$0.01	$(0.04)	$0.03	$(0.06)
MFFO per share	$0.02	$—	$0.04	$0.01

Weighted average shares outstanding	60,483	59,831	60,732	59,596
Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10- K for the year ended December 31, 2017 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of June 30, 2018 and 2017, we did not have any off-balance sheet arrangements or obligations.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 12 interest rate caps that were designated as cash flow hedges during the years 2014 through 2021. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if

(Back to Index)

(Back to Index)

interest rates rise above the strike rate on the contract in exchange for an up-front premium. We also entered into a cancelable interest rate swap    that was not designated as a hedging instrument. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of June 30, 2018 and December 31, 2017, we had $431.6 million and $415.7 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the six months ended June 30, 2018 and the year ended December 31, 2017, our annual interest expense would have increased by approximately $2.2 million and $1.1 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of June 30, 2018 and December 31, 2017, we had $149.5 million and $150.3 million, respectively, in fixed rate outstanding borrowings. As of June 30, 2018 and December 31, 2017, our fixed rate outstanding borrowings had an estimated aggregate fair value of $146.9 million and $154.3 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2018 and December 31, 2017, the fair value of these fixed rate outstanding borrowings would have decreased by $5.5 million and $6.4 million, respectively.
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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2018 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended June 30, 2018 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
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
During the three months ended June 30, 2018, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2018	—	$—	—	(2)
May 2018	—	$—	—	(2)
June 2018	719	$8.80	1,069	(2)

(1)	All purchases of equity securities by us in the three months ended June 30, 2018 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended June 30, 2018.

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

August 10, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 10, 2018	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)