Form 10-Q
period 2018-09-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2018-11-09
CIK 1559484

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 7, 2018, there were 61,233,400 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$818,828	$836,971
Identified intangible assets, net	—	813
	818,828	837,784

Cash	49,321	69,227
Restricted cash	7,977	7,668
Subtotal - cash and restricted cash	57,298	76,895
Tenant receivables, net	97	87
Due from related parties	42	57
Prepaid expenses and other assets	2,169	1,647
Total assets	$878,434	$916,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$574,596	$560,164
Accounts payable and accrued expenses	14,058	14,109
Due to related parties	477	538
Tenant prepayments	650	575
Security deposits	1,442	1,312
Distributions payable	9,429	9,112
Total liabilities	600,652	585,810

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized; and 61,019,647 and 60,782,019 shares outstanding, respectively)	608	606
Additional paid-in capital	536,466	534,683
Accumulated other comprehensive loss	(343)	(444)
Accumulated deficit	(258,950)	(204,186)
Total stockholders’ equity	277,782	330,660
Total liabilities and stockholders’ equity	$878,434	$916,470
 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$20,766	$18,585	$60,866	$53,001
Utility income	1,123	1,104	3,381	3,000
Ancillary tenant fees	295	263	764	701
Total revenues	22,184	19,952	65,011	56,702

Expenses:
Rental operating - expenses	3,790	3,365	11,059	9,646
Rental operating - payroll	2,063	1,951	6,042	5,670
Rental operating - real estate taxes	3,084	2,851	9,149	8,241
Subtotal - Rental operating expenses	8,937	8,167	26,250	23,557
Acquisition costs	—	—	30	1,361
Management fees	3,453	3,242	10,273	9,455
General and administrative	1,824	2,066	6,170	6,637
Loss on disposal of assets	119	260	382	842
Depreciation and amortization expense	10,383	9,538	30,976	29,033
Total expenses	24,716	23,273	74,081	70,885
Loss before other income (expense)	(2,532)	(3,321)	(9,070)	(14,183)

Other income (expense):
Interest income	34	24	103	99
Insurance proceeds in excess of cost basis	—	—	115	148
Interest expense	(6,376)	(5,221)	(18,181)	(14,458)
Net loss	(8,874)	(8,518)	(27,033)	(28,394)

Other comprehensive loss:
Designated derivatives, fair value adjustment	21	(33)	101	(363)
Comprehensive loss	$(8,853)	$(8,551)	$(26,932)	$(28,757)

Weighted average common shares outstanding	61,106	60,318	60,857	59,626

Basic and diluted net loss per common share	$(0.15)	$(0.14)	$(0.44)	$(0.48)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	1,789	18	—	—	15,430	—	—	15,448
Distributions declared	—	—	—	—	—	—	(27,731)	(27,731)
Common stock redemptions	(1,551)	(16)	—	—	(13,647)	—	—	(13,663)
Designated derivatives, fair value adjustment	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	(27,033)	(27,033)
Balance, at September 30, 2018	61,020	$608	50	$1	$536,466	$(343)	$(258,950)	$277,782

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,033)	$(28,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	382	842
Depreciation and amortization	30,976	29,033
Amortization of deferred financing costs	1,049	864
Amortization of mortgage premiums	(87)	(89)
Change in fair value of interest rate cap	55	7
Changes in operating assets and liabilities:
Tenant receivables, net	(9)	(24)
Due from related parties	16	484
Prepaid expenses and other assets	(411)	(744)
Due to related parties	(61)	(2,034)
Accounts payable and accrued expenses	(48)	1,925
Tenant prepayments	75	10
Security deposits	130	58
Net cash provided by operating activities	5,034	1,938

Cash flows from investing activities
Property acquisitions	—	(55,160)
Capital expenditures	(12,404)	(20,730)
Net cash used in investing activities	(12,404)	(75,890)

Cash flows from financing activities:
Redemptions of common stock	(13,663)	(5,615)
Payment of deferred financing costs	(503)	(1,147)
Proceeds from borrowings on mortgage notes payable	17,439	79,039
Repayments on mortgage notes payable	(3,468)	(2,625)
Purchase of interest rate caps	(66)	(97)
Distributions paid on common stock	(11,966)	(11,235)
Net cash provided by (used in) financing activities	(12,227)	58,320
Net decrease in cash and restricted cash	(19,597)	(15,632)
Cash and restricted cash at beginning of period	76,895	111,509
Cash and restricted cash at end of period	$57,298	$95,877
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2018	2017
Cash	$49,321	$87,457
Restricted cash	7,977	8,420
Total cash and restricted cash shown in the consolidated statement of cash flows	$57,298	$95,877
The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
As of September 30, 2018, a total of 63,271,166 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $621.7 million. As of September 30, 2018, the Company had issued 7,464,869 shares for $65.3 million pursuant to its distribution reinvestment plan.
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
The consolidated financial statements and the information and tables contained in the notes thereto, as of September 30, 2018, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
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
September 30, 2018
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
If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the three and nine months ended September 30, 2018 and 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

Allocation of Purchase Price of Acquired Assets
On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes that acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the screen is not met, and the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.
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
The future minimum rental payments to be received from noncancelable operating leases are $50.4 million and $421,000 for the 12-month periods ending September 30, 2019 and 2020, respectively, and none thereafter.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments, amenities and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. The Company records utility reimbursement income and the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred.
Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. The Company writes off receivables when they become uncollectible. In some cases, the ultimate resolution of these claims can exceed one year. At September 30, 2018, the allowance for uncollectible accounts was approximately $2,000. At December 31, 2017, the allowance for uncollectible accounts was approximately $5,000.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of September 30, 2018 and December 31, 2017, the Company had no TRSs.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

Earnings Per Share
Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (see Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2018 (were such date to represent the end of the contingency period). For the three and nine months ended September 30, 2018 and 2017, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which was intended to replace most existing revenue recognition guidance in GAAP. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.

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

In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18 and the adoption did not have a material effect on its consolidated financial statements and disclosures. As a result of adopting the new guidance, approximately $2.6 million and $830,000 of restricted cash, which were previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the nine months ended September 30, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  On January 1, 2018, the Company adopted ASU No. 2017-01 and the adoption did not have a material effect on its consolidated financial statements and disclosures since the Company did not acquire any properties during the nine months ended September 30, 2017 . The Company believes future rental property acquisitions will be accounted for as asset acquisitions, not business combinations.

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
September 30, 2018
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

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although the Company is still evaluating this guidance, the Company believes it will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, the Company is expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). ASU No. 2018-13 will be effective for the Company beginning January 1, 2020 and early adoption is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption of ASU No. 2018-13 to have a significant impact on its consolidated financial statements.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$9,429	$9,021
Stock issued pursuant to distribution reinvestment plan	15,448	15,482
Accruals for construction in process	1,102	—
Repayments on borrowings through refinancing	72,845	—
Cash paid during the period for:
Interest	$19,004	$13,159
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	September 30, 2018	December 31, 2017
Real estate taxes	$5,634	$4,594
Insurance	619	973
Capital improvements	1,200	1,693
Other	524	408
	$7,977	$7,668

Unrestricted cash designated for capital expenditures	$31,194	$42,640

NOTE 5 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$123,863	$123,863
Building and improvements	759,867	748,062
Furniture, fixtures and equipment	25,018	21,743
Construction in progress	1,717	5,061
	910,465	898,729
Less: accumulated depreciation	(91,637)	(61,758)
	$818,828	$836,971

Depreciation expense for the three and nine months ended September 30, 2018 was $10.3 million and $30.2 million, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $9.0 million and $25.5 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $18.5 million as of September 30, 2018 and December 31, 2017, and the intangible assets are reported net of accumulated amortization of $18.5 million and $17.7 million, respectively. Amortization for the three months ended September 30, 2018 and 2017 was approximately $116,000 and $553,000, respectively. Amortization for the nine months ended September 30, 2018 and 2017 was approximately $813,000 and $3.5 million, respectively. Intangible assets have been fully amortized as of September 30, 2018.
NOTE 7 - MORTGAGE NOTES PAYABLE, NET
The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	September 30, 2018				December 31, 2017
Overton Trails Apartment Homes	$30,001	$—	$(258)	$29,743	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,748	—	(222)	19,526	20,039	—	(248)	19,791
Crosstown at Chapel Hill	42,650	—	(401)	42,249	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,578	318	(150)	17,746	17,871	399	(188)	18,082
The Brookwood - Capital One	2,624	24	(26)	2,622	2,657	30	(32)	2,655
Adair off Addison and Adair off Addison Apartment Homes	24,743	—	(261)	24,482	25,091	—	(347)	24,744
1000 Spalding Apartment Homes	24,307	—	(186)	24,121	24,600	—	(230)	24,370
Ravina Apartment Homes	27,125	—	(258)	26,867	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(247)	37,053	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(272)	39,928	40,200	—	(318)	39,882
Grand Reserve	47,845	—	(622)	47,223	41,520	—	(372)	41,148
Montclair Terrace	20,400	—	(248)	20,152	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,847	—	(505)	52,342	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(523)	45,177	45,700	—	(574)	45,126
Windbrooke Crossing	37,929	—	(355)	37,574	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(464)	37,786	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(409)	40,380	40,789	—	(471)	40,318
Martin's Point	29,990	—	(365)	29,625	29,990	—	(423)	29,567
	$580,026	$342	$(5,772)	$574,596	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net at September 30, 2018 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	4.17%	141	176	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	4.48%	95	49	(1) (3) (4)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.03%	143	—	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	13	(2) (6)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.81%	104	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	41	(2) (4)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	133	(2) (6)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	139	29	(2) (4)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	150	20	(2) (4)
Grand Reserve	5/1/2028	1.72%	3.98%	144	92	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.71%	93	26	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.62%	237	53	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.37%	140	180	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.95%	239	61	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.39%	181	64	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.19%	177	51	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.12%	81	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.2606% (as of September 30, 2018) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Monthly interest-only payment currently required

(5)	Monthly fixed principal plus interest payment required

(6)	Fixed monthly payment of principal and interest payment required

(7)	Refinanced during the nine months ended September 30, 2018
On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium will be amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of September 30, 2018, the net unamortized premium of $342,000 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At September 30, 2018, the weighted average interest rate of all the Company's outstanding indebtedness was 4.23%.
Mortgage notes are collateralized by liens on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.
As of September 30, 2018 and December 31, 2017, the Company had $8.0 million and $7.7 million, respectively, of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium and deferred financing costs, for each of the next five 12-month periods ending September 30, and thereafter, are as follows (in thousands):

2019	$6,683
2020	10,507
2021	34,278
2022	76,931
2023	149,490
Thereafter	302,137
Total principal payments	$580,026
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
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of September 30, 2018 and December 31, 2017, accumulated amortization of deferred financing costs was $2.6 million and $2.0 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending September 30, and thereafter, is as follows (in thousands):

2019	$1,172
2020	1,152
2021	1,053
2022	872
2023	705
Thereafter	818
$5,772

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2018	$(444)
Designated derivatives, fair value adjustment	101
Balance, September 30, 2018	$(343)
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
Relationship with RAI and C-III
Property loss pool: The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

up to $250 million, after either a $25,000 or $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended September 30, 2018 and 2017, the Company paid $0 and $18,000, respectively into the insurance pool. During the nine months ended September 30, 2018 and 2017, the Company paid $622,000 and $398,000, respectively into the insurance pool.

General liability loss pool:  The Company's properties also participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covered claims up to $50,000 per incident through April 22, 2017.  Effective April 23, 2017, the loss pool was eliminated and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.

Directors and officers insurance: The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100 million.
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
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the nine months ended September 30, 2018 and 2017.
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
September 30, 2018
(unaudited)

Relationship with Other Related Party
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	September 30, 2018	December 31, 2017
Due from related parties:
RAI - self-insurance funds held	$42	$57
	$42	$57

Due to related parties:
Advisor
Operating expense reimbursements	$1	$1

Manager
Property management fees	328	315
Operating expense reimbursements	123	204

RAI
Internal audit fees	25	18
	$477	$538

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fees earned / expenses incurred:
Advisor
Acquisition fees	$—	$—	$—	$1,142
Asset management fees (1)	$2,460	$2,362	$7,380	$6,935
Debt financing fees (2)	$—	$—	$78	$395
Operating expense reimbursements (3)	$809	$961	$2,798	$3,011

Manager
Property management fees (1)	$993	$880	$2,893	$2,519
Construction management fees (4)	$212	$342	$680	$1,174
Construction payroll reimbursements (4)	$29	$—	$64	$—
Operating expense reimbursements (3)	$48	$—	$451	$—

(1)     Included in Management fees on the consolidated statements of operations and comprehensive loss per income statement.
(2)    Included in Mortgage notes payable, net on the consolidated balance sheets.
(3)     Included in General and administrative on the consolidated statements of operations and comprehensive loss per income statement.
(4)     Capitalized and included in Rental properties, net on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of September 30, 2018, no shares of preferred stock were issued or outstanding.
Convertible Stock
As of September 30, 2018, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.
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
No Triggering Events have occurred as of September 30, 2018.
Common Stock
As of September 30, 2018, the Company had an aggregate of 61,019,647 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	7,464,869	65,306
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	63,517,531	621,653
Shares redeemed and retired	(2,497,884)	(21,898)
Total shares outstanding	61,019,647	$599,755

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

Redemptions
During the nine months ended September 30, 2018, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	—	$—	—	(2)
February 2018	—	$—	—	(2)
March 2018	350	$8.79	350	(2)
April 2018	—	$—	—	(2)
May 2018	—	$—	—	(2)
June 2018	719	$8.80	1,069	(2)
July 2018	—	$—	—	(2)
August 2018	—	$—	—	(2)
September 2018	482	$8.82	1,551	(2)

(1)	All purchases of equity securities by the Company in the nine months ended September 30, 2018 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.
All redemption requests tendered were honored during the nine months ended September 30, 2018.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

Distributions
For the nine months ended September 30, 2018, the Company paid aggregate distributions of $27.4 million, including $12.0 million of distributions paid in cash and $15.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share per day	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2017	$0.00164384	December 29, 2017 through January 30, 2018	January 31, 2018	$1,884	$1,413	$3,297
December 15, 2017	0.00164384	January 31, 2018 through February 27, 2018	February 28, 2018	1,601	1,206	2,807
December 15, 2017	0.00164384	February 28, 2018 through March 29, 2018	April 2, 2018	1,708	1,314	3,022
March 28, 2018	0.00164384	March 30, 2018 through April 27, 2018	April 30, 2018	1,767	1,342	3,109
March 28, 2018	0.00164384	April 28, 2018 through May 30, 2018	May 31, 2018	1,762	1,359	3,121
March 28, 2018	0.00164384	May 31, 2018 through June 28, 2018	June 29, 2018	1,631	1,287	2,918
June 18, 2018	0.00164384	June 29, 2018 through July 30, 2018	July 31, 2018	1,794	1,410	3,204
June 18, 2018	0.00164384	July 31 2018 through August 30, 2018	August 31, 2018	1,740	1,375	3,115
June 18, 2018	0.00164384	August 31, 2018 through September 27, 2018	September 30, 2018	1,561	1,260	2,821
				$15,448	$11,966	$27,414

On September 25, 2018, the Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from September 28, 2018 through and including December 30, 2018, payable on October 31, 2018, November 30, 2018 and December 31, 2018. Distributions payable of $9.4 million are recorded on the consolidated balance sheet.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the nine months ended September 30, 2018 (in thousands):

Total aggregate distributions paid	$27,414
Less: distributions payable at December 31, 2017	(9,112)
Add: distributions payable at September 30, 2018	9,429
Total distributions declared	$27,731

Distributions are payable in cash or reinvested in shares of common stock at the discretion of the shareholder.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

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
September 30, 2018
(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Interest rate caps	$—	$109	$—	$109
	$—	$109	$—	$109

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate caps	$—	$58	$—	$58
Cancelable swap	—	166	—	166
	$—	$224	$—	$224
Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.
The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$580,026	$558,749	$565,921	$571,275
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
September 30, 2018
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2018, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $234,685 will be reclassified as an increase to interest expense.
As of September 30, 2018, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	12	$436,594	January 1, 2019 through May 1, 2022

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

Asset Derivatives				Liabilities Derivatives
September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$109	Interest rate caps	$58	NA	$—	NA	$—
Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2018
(unaudited)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate caps	Interest expense	$(30)	$(20)	$(116)	$(42)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
	September 30, 2018	September 30, 2017		September 30, 2018	September 30, 2017
Interest rate products	$(9)	$(53)	Interest expense	$(30)	$(20)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Nine Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Nine Months Ended
	September 30, 2018	September 30, 2017		September 30, 2018	September 30, 2017
Interest rate products	$(15)	$(405)	Interest expense	$(116)	$(42)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2018, the Company has not posted any collateral related to these agreements.
NOTE 13 - OPERATING EXPENSE LIMITATION
As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended September 30, 2018 did not exceed the charter imposed limitation.
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

(Back to Index)

Results of Operations
As of September 30, 2018, we owned 18 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than local and national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Revenues:
Rental income	$20,766	$18,585
Utility income	1,123	1,104
Ancillary tenant fees	295	263
Total revenues	22,184	19,952

Expenses:
Rental operating - expenses	3,790	3,365
Rental operating - payroll	2,063	1,951
Rental operating - real estate taxes	3,084	2,851
Subtotal - Rental operating expenses	8,937	8,167
Management fees	3,453	3,242
General and administrative	1,824	2,066
Loss on disposal of assets	119	260
Depreciation and amortization expense	10,383	9,538
Total expenses	24,716	23,273
Loss before other income (expense)	(2,532)	(3,321)

Other income (expense):
Interest income	34	24
Insurance proceeds in excess of cost basis	—	—
Interest expense	(6,376)	(5,221)
Net loss	$(8,874)	$(8,518)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased since the prior period and company level expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30, 2018				For the three months ended September 30, 2017
	Properties owned both periods	Properties purchased since prior period	Company level	Total	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$19,693	$1,086	$(13)	$20,766	$18,585	$—	$—	$18,585
Utility income	1,084	39	—	1,123	1,104	—	—	1,104
Ancillary tenant fees	290	5	—	295	263	—	—	263
Total revenues	21,067	1,130	(13)	22,184	19,952	—	—	19,952

Expenses:
Rental operating - expenses	3,501	155	134	3,790	3,425	—	(60)	3,365
Rental operating - payroll	1,960	103	—	2,063	1,951	—	—	1,951
Rental operating - real estate taxes	2,862	222	—	3,084	2,851	—	—	2,851
Subtotal - Rental operating expenses	8,323	480	134	8,937	8,227	—	(60)	8,167
Acquisition costs	—	—	—	—	—	—	—	—
Management fees	942	51	2,460	3,453	880	—	2,362	3,242
General and administrative	509	15	1,300	1,824	637	—	1,429	2,066
Loss on disposal of assets	115	4	—	119	260	—	—	260
Depreciation and amortization expense	9,940	443	—	10,383	9,538	—	—	9,538
Total expenses	19,829	993	3,894	24,716	19,542	—	3,731	23,273
Income (loss) before other income (expense)	1,238	137	(3,907)	(2,532)	410	—	(3,731)	(3,321)

Other income (expense):
Interest income	34	—	—	34	24	—	—	24
Insurance proceeds in excess of cost basis	—	—	—	—	—	—	—	—
Interest expense	(5,775)	(319)	(282)	(6,376)	(5,221)	—	—	(5,221)
Net loss	$(4,503)	$(182)	$(4,189)	$(8,874)	$(4,787)	$—	$(3,731)	$(8,518)

(Back to Index)

Revenues. The $1.1 million increase in rental revenues (excluding interest and other income) for the 17 properties we owned during both the three months ended September 30, 2018 and September 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Overton Trails Apartment Homes	5	1.9%	(45)
Uptown Buckhead	61	8.8%	(29)
Crosstown at Chapel Hill	82	6.3%	104
The Brookwood	29	6.6%	(43)
1000 Spalding Crossing	81	0.5%	43
Montclair Terrace	102	10.0%	106
Grand Reserve	60	1.9%	2
Verdant Apartment Homes	73	2.3%	22
Arcadia Apartment Homes	13	0.3%	45
Ravina Apartment Homes	31	(0.5)%	(44)
81 Fifty at West Hills Apartment Homes	84	5.0%	38
The Palmer at Las Colinas	169	1.1%	95
Woods of Burnsville	170	6.5%	22
Indigo Creek	46	(1.2)%	17
All other, net	109	N/A	N/A
	$1,115
Expenses.  Our rental operating expenses for the 17 properties we owned during both the three months periods presented increased by $96,000 during the three months ended September 30, 2018, primarily due to an increase in insurance, utilities and real estate tax expenses.
Management fees increased by $211,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of one additional property, Martin's Point, which was acquired after September 30, 2017. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
Loss on disposal of assets of approximately $119,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended September 30, 2018, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$955	$327	$1,282
Amortization of intangibles	(553)	116	(437)
	$402	$443	$845
The overall increase in depreciation expense for all properties was due to additional capital improvements made since September 30, 2017 to properties owned during both periods, as well as the property purchased since September 30, 2017. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of September 30, 2018, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the three months ended September 30, 2018.
Interest expense increased by $1.2 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of two additional mortgages either entered into or assumed since September 30, 2017, both of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs. In addition, we refinanced two existing mortgages since September 30, 2017.

(Back to Index)

Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017
The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Revenues:
Rental income	$60,866	$53,001
Utility income	3,381	3,000
Ancillary tenant fees	764	701
Total revenues	65,011	56,702

Expenses:
Rental operating - expenses	11,059	9,646
Rental operating - payroll	6,042	5,670
Rental operating - real estate taxes	9,149	8,241
Subtotal - Rental operating expenses	26,250	23,557
Acquisition costs	30	1,361
Management fees	10,273	9,455
General and administrative	6,170	6,637
Loss on disposal of assets	382	842
Depreciation and amortization expense	30,976	29,033
Total expenses	74,081	70,885
Loss before other income (expense)	(9,070)	(14,183)

Other income (expense):
Interest income	103	99
Insurance proceeds in excess of cost basis	115	148
Interest expense	(18,181)	(14,458)
Net loss	$(27,033)	$(28,394)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased since the prior period and company level expenses for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the nine months ended September 30, 2018				For the nine months ended September 30, 2017
	Properties owned both periods	Properties purchased since prior period	Company level	Total	Properties owned both periods	Properties purchased since prior period	Company level	Total
Revenues:
Rental income	$57,672	$3,194	$—	$60,866	$53,001	$—	$—	$53,001
Utility income	3,256	125	—	3,381	3,000	—	—	3,000
Ancillary tenant fees	753	11	—	764	701	—	—	701
Total revenues	61,681	3,330	—	65,011	56,702	—	—	56,702

Expenses:
Rental operating - expenses	10,552	583	(76)	11,059	9,560	—	86	9,646
Rental operating - payroll	5,838	285	(81)	6,042	5,670	—	—	5,670
Rental operating - real estate taxes	8,505	644	—	9,149	8,129	—	112	8,241
Subtotal - Rental operating expenses	24,895	1,512	(157)	26,250	23,359	—	198	23,557
Acquisition costs		30	—	30	219	—	1,142	1,361
Management fees	2,744	149	7,380	10,273	2,519	—	6,936	9,455
General and administrative	1,744	66	4,360	6,170	2,100	—	4,537	6,637
Loss on disposal of assets	379	3	—	382	842	—	—	842
Depreciation and amortization expense	29,200	1,776	—	30,976	29,033	—	—	29,033
Total expenses	58,962	3,536	11,583	74,081	58,072	—	12,813	70,885
Income (loss) before other income (expense)	2,719	(206)	(11,583)	(9,070)	(1,370)	—	(12,813)	(14,183)

Other income (expense):
Interest income	101	—	2	103	82	—	17	99
Insurance proceeds in excess of cost basis	115			115	148	—	—	148
Interest expense	(17,283)	(898)	—	(18,181)	(14,458)	—	—	(14,458)
Net loss	$(14,348)	$(1,104)	$(11,581)	$(27,033)	$(15,598)	$—	$(12,796)	$(28,394)

(Back to Index)

Revenues. The $5.0 million increase in rental revenue (excluding interest and other income) for the 17 properties we owned during both the nine months ended September 30, 2018 and September 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

			Increase in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Overton Trails Apartment Homes	157	1.9%	7
Uptown Buckhead	173	8.8%	(47)
Crosstown at Chapel Hill	247	6.3%	156
The Brookwood	138	6.6%	(27)
1000 Spalding Crossing	234	0.5%	15
Montclair Terrace	229	10.0%	132
Grand Reserve	239	1.9%	39
Verdant Apartment Homes	251	2.3%	68
Arcadia Apartment Homes	233	0.3%	183
Ravina Apartment Homes	330	(0.5)%	22
81 Fifty at West Hills Apartment Homes	139	5.0%	(2)
The Palmer at Las Colinas	557	1.1%	162
Woods of Burnsville	330	6.5%	(44)
Indigo Creek	1,482	(1.2)%	613
All other, net	240	N/A	N/A
	$4,979

Expenses.  Our rental operating expenses for the 17 properties we owned during both the nine month periods presented increased by $1.5 million during the nine months ended September 30, 2018, primarily due to an increase in payroll, insurance, utilities and real estate tax expenses.
Management fees increased by $818,000 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to the increase in the asset management fees paid to the Advisor related to the ownership of one additional property, Martin's Point, which was acquired after September 30, 2017. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.
Loss on disposal of assets of approximately $382,000 related primarily to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2018, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$3,713	$963	$4,676
Amortization of intangibles	(3,546)	813	(2,733)
	$167	$1,776	$1,943
The overall increase in depreciation expense for all properties was due to additional capital improvements made since September 30, 2017 to properties owned during both periods, as well as the property purchased since September 30, 2017. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of September 30, 2018, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the nine months ended September 30, 2018.
Interest expense increased by $3.7 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of two additional mortgages either entered into or assumed since September 30, 2017, all of which were used to finance property acquisitions and all of which increased amortization of deferred financing costs. In addition, we refinanced two existing mortgages since September 30, 2017.

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
Capital Expenditures
We deployed a total of $12.4 million during the nine months ended September 30, 2018 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital budgeted
	September 30, 2018
Overton Trails Apartment Homes	$846	$310
Crosstown at Chapel Hill	1,007	1,607
The Brookwood	546	3,677
Montclair	933	2,963
Grand Reserve	951	1,124
Verdant Apartment Homes	620	413
Arcadia Apartment Homes	709	1,035
Ravina Apartment Homes	685	4,756
81 Fifty at West Hills Apartment Homes	1,517	3,557
The Palmer at Las Colinas	1,208	4,957
The Woods at Burnsville	743	675
Indigo Creek	851	748
All other properties	1,788	5,372
	$12,404	$31,194

(Back to Index)

(Back to Index)

Common Stock
As of September 30, 2018, we had an aggregate of 61,019,647 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	7,464,869	65,306
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	63,517,531	621,653
Shares redeemed and retired	(2,497,884)	(21,898)
Total shares outstanding	61,019,647	$599,755

(Back to Index)

(Back to Index)

Mortgage Debt
The following is a summary of our mortgage notes payable, net (in thousands):

	September 30, 2018				December 31, 2017
Collateral	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium	Deferred Finance Costs, net	Carrying Value
Overton Trails Apartment Homes	$30,001	$—	$(258)	$29,743	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,748	—	(222)	19,526	20,039	—	(248)	19,791
Crosstown at Chapel Hill	42,650	—	(401)	42,249	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,578	318	(150)	17,746	17,871	399	(188)	18,082
The Brookwood - Capital One	2,624	24	(26)	2,622	2,657	30	(32)	2,655
Adair off Addison and Adair off Addison Apartment Homes	24,743	—	(261)	24,482	25,091	—	(347)	24,744
1000 Spalding Apartment Homes	24,307	—	(186)	24,121	24,600	—	(230)	24,370
Ravina Apartment Homes	27,125	—	(258)	26,867	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(247)	37,053	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(272)	39,928	40,200	—	(318)	39,882
Grand Reserve	47,845	—	(622)	47,223	41,520	—	(372)	41,148
Montclair Terrace	20,400	—	(248)	20,152	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,847	—	(505)	52,342	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(523)	45,177	45,700	—	(574)	45,126
Windbrooke Crossing	37,929	—	(355)	37,574	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(464)	37,786	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(409)	40,380	40,789	—	(471)	40,318
Martin's Point	29,990	—	(365)	29,625	29,990	—	(423)	29,567
	$580,026	$342	$(5,772)	$574,596	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	4.17%	141	176	(1) (3) (5)
Uptown Buckhead	7/1/2025	2.22%	4.48%	95	49	(1) (3) (4)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.03%	143	—	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	13	(2) (6)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	3.81%	104	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	41	(2) (4)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	133	(2) (6)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	139	29	(2) (4)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	150	20	(2) (4)
Grand Reserve	5/1/2028	1.72%	3.98%	144	92	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.71%	93	26	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.62%	237	53	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.37%	140	180	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.95%	239	61	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.39%	181	64	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.19%	177	51	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.12%	81	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.2606% (as of September 30, 2018) plus a fixed margin

(2)	Fixed rate

(3)	Variable rate hedged with interest rate cap cash flow hedge

(4)	Monthly interest-only payment currently required

(5)	Monthly fixed principal plus interest payment required

(6)	Fixed monthly principal and interest payment required
On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of September 30, 2018, the net unamortized fair value of debt was $342,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
At September 30, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.23%.

(Back to Index)

(Back to Index)

Operating Properties
As of September 30, 2018, our wholly-owned interests in multifamily properties were as follows:

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

(Back to Index)

(Back to Index)

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended September 30, 2018 did not exceed the charter imposed limitation.
Distributions
For the nine months ended September 30, 2018, we paid aggregate distributions of $27.4 million, including $12.0 million of distributions paid in cash and $15.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the nine months ended September 30, 2018 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$2,619	$3,485	$6,104	$(2,088)	9,148	$0.149589	-/-	$6,104/100%
Second Quarter	5,302	6,868	12,170	3,345	9,139	$0.149589	$3,134/26%	$9,036/ 74%
Third Quarter	4,045	5,095	9,140	3,777	9,429	$0.149589	$3,777/41%	$5,363/ 59%
	$11,966	$15,448	$27,414	$5,034

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	15,448	11,966	27,414
		$65,380	$46,854	$112,234

Our net loss attributable to common stockholders' for the nine months ended September 30, 2018 was $27.0 million and net cash provided by operating activities was $5.0 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through September 30, 2018 were $112.2 million and $134.8 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

On September 25, 2018, our Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from September 28, 2018 through and including December 30, 2018, payable on October 31, 2018, November 30, 2018 and December 31, 2018.

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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss – GAAP	$(8,874)	$(8,518)	$(27,033)	$(28,394)
Depreciation expense	10,267	8,985	30,163	25,487
FFO	1,393	467	3,130	(2,907)
Adjustments for straight-line rents	58	54	222	175
Fair value adjustment for cancelable swap	—	(58)	(287)	(217)
Amortization of intangible lease assets	116	553	813	3,546
Acquisition costs	—	—	30	1,361
MFFO	$1,567	$1,016	$3,908	$1,958

Basic and diluted net loss per common share - GAAP	$(0.15)	$(0.14)	$(0.44)	$(0.48)
FFO per share	$0.02	$0.01	$0.05	$(0.05)
MFFO per share	$0.03	$0.02	$0.06	$0.03

Weighted average shares outstanding	61,106	60,318	60,857	59,626
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
Off-Balance Sheet Arrangements
As of September 30, 2018 and 2017, we did not have any off-balance sheet arrangements or obligations.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 12 interest rate caps that were designated as cash flow hedges during the years 2014 through 2022. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if

(Back to Index)

(Back to Index)

interest rates rise above the strike rate on the contract in exchange for an up-front premium. We also entered into a cancelable interest rate swap    that was not designated as a hedging instrument. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 30, 2018 and December 31, 2017, we had $430.9 million and $415.7 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the nine months ended September 30, 2018 and the year ended December 31, 2017, our annual interest expense would have increased by approximately $3.4 million and $1.1 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of September 30, 2018 and December 31, 2017, we had $149.1 million and $150.3 million, respectively, in fixed rate outstanding borrowings. As of September 30, 2018 and December 31, 2017, our fixed rate outstanding borrowings had an estimated aggregate fair value of $146.7 million and $154.3 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2018 and December 31, 2017, the fair value of these fixed rate outstanding borrowings would have decreased by $5.2 million and $6.4 million, respectively.
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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2018 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All securities sold by us during the three months ended September 30, 2018 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
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
During the three months ended September 30, 2018, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2018	—	$—	—	(2)
August 2018	—	$—	—	(2)
September 2018	482	$8.82	1,551	(2)

(1)	All purchases of equity securities by us in the three months ended September 30, 2018 were made pursuant to our share redemption program.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.
All redemption requests tendered were honored during the three months ended September 30, 2018.

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

November 9, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 9, 2018	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)