Form 10-K
period 2018-12-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2019-03-22
CIK 1559484

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55430

Resource Real Estate Opportunity REIT II, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

There is no established market for the registrant’s shares of common stock.  On March 20, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $0.00. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were 60,759,345 shares of common stock held by non-affiliates as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $551,694,853, assuming an estimated value per share of $8.77, which was the Registrant’s estimated value per share as determined by its board of directors on March 28, 2018. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 20, 2019, there were 61,757,681 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT II, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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

As of December 31, 2018, we owned 18 multifamily properties, as described further in “Item 2. Properties”. In the future we may reinvest proceeds from property sales or refinancings to purchase underperforming commercial real estate and real estate-related debt, including properties that, when acquired, may benefit from renovations that may increase their long-term values.

We are externally managed by Resource Real Estate Opportunity Advisor II, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc., or RAI. RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager II, LLC, our property manager (our “Manager”). C-III also controls all of the shares of common stock held by RAI and our Advisor. To provide its services, the Advisor draws upon RAI, C-III, their management teams and their collective investment experience.

Our Offerings

On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933, as amended (the "Securities Act"). We retained Resource Securities, LLC, an affiliate of our Advisor, as the dealer manager for our offering. We offered up to 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. We are also offering up to 10,000,000 shares pursuant to our distribution reinvestment plan at a purchase price equal to $8.33 per share ($8.63 per share prior to March 30, 2019). We terminated the primary portion of our initial public offering on February 6, 2016.  We continue to offer shares to our existing stockholders pursuant our distribution reinvestment plan.

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

(Back to Index)

(Back to Index)

not leverage our assets with debt financing such that our total liabilities exceed 75% of the aggregate cost of our assets unless a majority of our Conflicts Committee finds substantial justification for borrowing a greater amount.

Our Advisor and our Property Manager

Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors.  Our Advisor has invested approximately $1.3 million in us and as of December 31, 2018 it owned 137,432 shares of our common stock and 50,000 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2018 our Advisor has granted 19,968 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. The shares granted vest ratably over three years; 18,096 of the shares have vested as of December 31, 2018.

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

US Residential Group, LLC (“USRG”), a wholly owned subsidiary of C-III and an affiliate of RAI, is a property management company that our Manager has subcontracted with to manage most of the real estate assets that we own. The senior managers and employees of USRG, acting through our Manager, assist in providing property management as well as construction management services to us.

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

(Back to Index)

(Back to Index)

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

We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor depends largely upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations.  Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, which is a subsidiary of our sponsor and its parent company, C-III.  Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent that any decline in our sponsor’s or C-III’s revenues and operating results impacts the performance of our Advisor, our results of operations, and financial condition could also suffer.

The loss of or the inability to hire additional or replacement key real estate and debt finance professionals by our Advisor and its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

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

For the year ended December 31, 2017 we paid distributions of $35.8 million. We funded 100% of these distributions with proceeds from debt financing.  For the year ended December 31, 2018, we paid distributions of $36.9 million. We funded 100% of these distributions from a combination of cash flows from operations and proceeds from debt financing.  We will declare distributions when our board of directors determines we have sufficient cash flow. Our board of directors considers

(Back to Index)

(Back to Index)

many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. We expect to have little, if any, cash flow from operations available for cash distributions until we have executed our value-add strategy for a substantial portion of our investments. It is therefore likely that from time to time during our operational stage, our board will declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from borrowings or asset sales to pay distributions. We may borrow funds or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings or from advances from our Advisor or sponsor or from our Advisor’s deferral of its asset management fee. If we fund cash distributions from borrowings, sales of assets or the net proceeds from securities issuances, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall return may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

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

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, partnership, limited liability company, joint venture, trust, employment benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. The SEC takes the position that indemnification against liabilities arising under the Securities Act is against public policy and unenforceable.

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

(Back to Index)

(Back to Index)

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

We are currently offering shares pursuant to our distribution reinvestment plan at $8.33 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2018, our net tangible book value per share was $4.29.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.

On March 20, 2019, our board of directors approved an estimated value per share of our common stock of $8.77 based on the estimated market value of our portfolio of investments as of December 31, 2018. There have been no material changes between December 31, 2018 and the date of this filing that would impact the overall estimated value per share.

We provided this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2018. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 18 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2018.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) the high concentration of our total assets in real estate, and (ii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets

(Back to Index)

(Back to Index)

and liabilities or the amount that our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;
•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;
•	our shares of common stock would trade at the estimated value per share on a national securities exchange;
•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•	another independent third-party appraiser or third-party valuation firm would agree with the our estimated value per share; or
•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 31, 2018 is based on the estimated value of our investments as of December 31, 2018. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2018, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on whether the redemptions are sought upon a stockholder’s death, “qualifying disability” (as defined in the program), or confinement to a long-term care facility. The current maximum price that may be paid under the program is $8.77 per share, which is the current estimated value per share. Although this is our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $8.77 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

(Back to Index)

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

Our Advisor and its affiliates, including all of our executive officers, our affiliated directors and other key real estate professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers and our affiliated directors are also officers, directors, managers or key professionals of our Advisor and other affiliated Resource Real Estate and/or C-III entities.  Our Advisor and its affiliates receive substantial fees from us.  These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor.  Among other matters, these compensation arrangements could affect their judgment with respect to:

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

(Back to Index)

(Back to Index)

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

If approved by our conflicts committee, we may enter into joint venture agreements with other sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments.  Our Advisor and the advisors to the other Resource Real Estate or C-III-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture.  Any joint venture agreement or transaction between us and an affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  The affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus be either to our and your benefit or detriment.

Our Advisor, the real estate professionals assembled by our Advisor, their affiliates and our officers face competing demands relating to their time, and this may cause our operations and your investment to suffer.

We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business.  Our Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in other affiliated programs and engage in other business activities.  As a result of their interests in other affiliated programs and the fact that they have engaged in and they will continue to engage in other business activities, they face conflicts of interest in allocating their time among us, our Advisor and other affiliate-sponsored programs and other business activities in which they are involved.  Should our Advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

Our executive officers and our affiliated directors face conflicts of interest related to their positions in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and our affiliated directors are also executive officers, directors, managers and key professionals of our Advisor and other affiliated Resource Real Estate and/or C-III entities. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

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

(Back to Index)

(Back to Index)

We also pay significant fees to our Advisor and its affiliates during our operational stage. Those fees include property management and debt servicing fees, asset management fees and obligations to reimburse our advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

We may also pay significant fees during our listing/liquidation stage.  The subordinated incentive fee that we will pay to our Advisor should our investors receive an agreed upon return on their investment is structured in the form of convertible stock.  Our Advisor has exchanged 5,000 shares of our common stock for 50,000 shares of our convertible stock.  Under limited circumstances, these shares may be converted into shares of our common stock satisfying our obligation to pay our advisor an incentive fee and diluting our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 7% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”

Upon a Triggering Event, our convertible stock will, unless our advisory agreement with our advisor has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

(A)	15% of the amount, if any, by which
•

(1) the value of the company as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds

•

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

Other than redemptions following the death, qualifying disability or confinement to a long-term care facility of a stockholder, the purchase price for such shares we repurchase under our redemption program will be 95.0% of our most recent applicable net asset value (“NAV”) per share as of the applicable redemption date.

Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

In addition, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

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

(Back to Index)

(Back to Index)

Residents of multifamily rental properties who have experienced personal financial problems or a downturn in their business may delay enforcement of our rights, and we may incur substantial costs attempting to protect our investment.

Residents or tenants who have experienced a downturn in their residential or business leases and residents or tenants who have experienced difficulties with their personal financial situations such as a job loss, bankruptcy or bad credit rating, may result in their failure to make timely rental payments or their default under their leases.  In the event of any default by residents or tenants at our properties, we may experience delays in enforcing our rights and may incur substantial costs attempting to protect our investment.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Because of the concentration of a significant portion of our assets in certain geographic markets, any adverse economic, real estate or business conditions in these markets could affect our operating results and our ability to make distributions to our stockholders

As of December 31, 2018, our real estate investments located in Texas, Illinois, Colorado, Oregon, and Georgia, represented approximately 24.0%, 17.8%, 14.8%, 13.3% and 8.7% of the portfolio. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) make it more difficult for us to secure new financing for our acquisitions, (ii) hinder our ability to refinance our existing loans; and (iii) require us to obtain other sources of debt capital with potentially different terms.

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

Increases in interest rates and changes to the LIBOR settling process could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

(Back to Index)

(Back to Index)

As of December 31, 2018, we had total outstanding debt of approximately $578.8 million, including approximately $430.1 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

Additionally, we pay interest under certain of our mortgage notes based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our unsecured credit facility and other debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.

If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Our share redemption program limits the amount of redemptions that can be made in a given year. As a result, you may not be able to have your shares redeemed at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares redeemed, such redemption may be at a price less than the price at which the shares were initially purchased. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2018, we owned 18 multifamily properties encompassing approximately 5.2 million rentable square feet and 5,519 units. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2018:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1) (in thousands)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit (3)	Mortgage Debt Secured by Property (in thousands)
Adair off Addison	Dallas, TX	152	6/4/2014	$9,500	1980	856	94.1%	$1,150	$7,389
Overton Trails Apartment Homes	Fort Worth, TX	360	12/19/2014	$47,000	1999	952	91.4%	$1,656	$29,841
Uptown Buckhead	Atlanta, GA	216	3/30/2015	$32,500	1989	739	95.8%	$1,367	$19,651
Crosstown at Chapel Hill	Chapel Hill, NC	411	5/19/2015	$46,750	1990/1996	1,005	93.7%	$1,172	$42,650
The Brookwood	Homewood, AL	274	8/21/2015	$30,050	1968/1972	1,051	92.7%	$1,189	$20,090
Adair off Addison Apartment Homes	Dallas, TX	200	8/27/2015	$21,250	1979	1,098	92.5%	$1,312	$17,240
1000 Spalding Crossing	Atlanta, GA	252	9/24/2015	$41,000	1995	989	94.8%	$1,499	$24,195
Montclair Terrace	Portland, OR	188	10/29/2015	$32,750	1968	918	96.3%	$1,440	$20,312
Grand Reserve	Naperville, IL	319	12/18/2015	$66,700	1997	1,025	94.4%	$1,772	$47,845
Verdant Apartment Homes	Boulder, CO	216	12/18/2015	$65,200	1991	850	95.4%	$2,006	$37,300
Arcadia Apartment Homes	Centennial, CO	300	1/22/2016	$60,250	1984	977	93.3%	$1,633	$40,200
Ravina Apartment Homes	Austin, TX	498	3/23/2016	$57,000	2001	993	91.0%	$1,290	$26,951
81 Fifty at West Hills Apartment Homes	Portland, OR	357	5/17/2016	$81,500	1985	763	89.6%	$1,512	$52,645
The Palmer at Las Colinas	Irving, TX	476	6/28/2016	$70,000	1991	966	92.4%	$1,439	$45,700
Windbrooke	Buffalo Grove, IL	236	12/22/2016	$48,250	1986	903	95.8%	$1,738	$37,788
The Woods of Burnsville	Burnsville, MN	400	12/23/2016	$51,000	1984	953	95.8%	$1,321	$38,250
Indigo Creek	Glendale, AZ	408	4/4/2017	$55,200	1998	983	92.9%	$1,158	$40,789
Martin's Point	Lombard, IL	256	10/31/2017	$38,250	1989	789	93.4%	$2,291	$29,990

(1)	Purchase price excludes closing costs and acquisition expenses.

(Back to Index)

(Back to Index)

(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2018 divided by the total number of residential units
(3)

Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2018, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

Stockholder Information

As of March 20, 2019, we had 61,757,681 shares of common stock outstanding held by a total of 12,162 stockholders.

Estimated Value Per Share

On March 20, 2019, our Board of Directors approved an estimated value per share of our common stock of $8.77 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2018. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) (formerly the Investment Program Association) in April 2013 (the “IPA Valuation Guidelines”).

Our Conflicts Committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2018. Duff & Phelps held discussions with senior management of our Advisor, and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 18 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by the our management, before calculating a range of estimated values based on the number of outstanding shares of the our common stock as of December 31, 2018. The valuation report Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.

Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.05 to $9.56, with an approximate midpoint value of $8.77 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $8.77 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $8.77 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The following table summarizes the material components of the December 31, 2018 net asset value (in thousands, except per share amounts):

	Net Asset Value as of December 31, 2018	Net Asset Value as of December 31, 2018 (per share)
Investments	$1,081,300,000	$17.62
Cash	47,987,879	0.78
Other Assets	1,757,011	0.03
Mortgage Notes Payable and Credit Facilities	(578,798,002)	(9.43)
Other Liabilities	(14,075,235)	(0.23)
Net asset value	$538,171,653	$8.77

(Back to Index)

(Back to Index)

The table below sets forth the calculation of our estimated net asset value per share as of December 31, 2018, as well as the calculation of our prior estimated net asset value per share as of December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017	Change in
	Net Asset Value per Share	Net Asset Value per Share (1)	Estimated Value per Share
Investments	$17.62	$17.34	$0.28
Cash	0.78	1.27	(0.49)
Other Assets	0.03	0.02	0.01
Mortgage Notes Payable and Credit Facilities	(9.43)	(9.29)	(0.14)
Other Liabilities	(0.23)	(0.26)	0.03
	$8.77	$9.08	$(0.31)

(1)

For information relating to the December 31, 2017 net asset value per share and the assumptions and methodologies used by Duff & Phelps and our management, see our Annual Report on Form 10-K filed on March 29 2018.

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

(Back to Index)

(Back to Index)

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

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2018, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the discounted cash flow analyses for our properties. The sales comparison approach was utilized as a secondary approach to value.  The discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value.  Discounted cash flow analyses were utilized for all 18 of our properties as they were either recently acquired and either not yet stabilized or are currently undergoing renovations.  Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2018.

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our 18 properties:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	4.50% to 5.50%	5.01%
Discount Rate	5.75% to 7.50%	6.49%

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2018, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $538.2 million, compared to an aggregate purchase price, adjusted for related capital expenditures through December 31, 2018 of $263.5 million.

(Back to Index)

(Back to Index)

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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	N/A	N/A	N/A	N/A
Terminal Capitalization Rate	$7.97	$9.65	$7.96	$9.63
Discount Rate	$8.71	$8.82	$8.69	$8.86

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2019 customer account statements that will be mailed in April 2019. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

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

Further, the estimated value per share as of December 31, 2018 is based on the estimated value of our investments as of December 31, 2018. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2018, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per

(Back to Index)

(Back to Index)

share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on March 29, 2019, participants will acquire shares of our common stock under the plan at a price equal to $8.33per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. Notwithstanding the ten business day termination notice requirement under the distribution reinvestment plan, if a participant wishes to terminate participation in the distribution reinvestment plan for the March 2019 purchase date, participants must notify us of such decision and we must receive the notice by the close of business on March 26, 2019, which is two business days following our announcement of an updated estimated value per share in this Annual Report on Form 10-K.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT II, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

On March 20, 2019, our Board of Directors approved an estimated value per share of our common stock of $8.77. Also on March 20, 2019, our Board of Director approved a fourth amended and restated share redemption program that amends the purchase price for redemptions, other than redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility, to 95.0% of our estimated share value as of the redemption date.  The amended plan will take effect April 19, 2019.  As a result, the price at which shares will be redeemed in June 2019, our next redemption cycle, will be $8.33.

For a stockholder’s shares to be eligible for redemption in June 2019 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us by May 31, 2019.

The complete share redemption program plan document, as amended is filed as Exhibit 99.2 to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

Historical Estimated Values per Share

The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Valuation Date	Filing with the Securities and Exchange Commission
$9.01	December 31, 2015	Annual Report on Form 10-K filed March 30, 2016
$9.10	December 31, 2016	Annual Report on Form 10-K filed March 31, 2017
$9.08	December 31, 2017	Annual Report on Form 10-K filed March 29, 2018

Unregistered Sale of Equity Securities

All securities sold by us during the year ended December 31, 2018 were sold in an offering registered under the Securities Act.

Redemption of Securities

Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors can amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility the price at which shares were redeemed under our share redemption program through our March 2019 redemption date was as follows:

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

Effective with our June 2019 redemption date, except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility, we will redeem shares at a purchase price equal to 95.0% of our estimated value per share. We will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility.

During the quarter ended December 31, 2018, we redeemed shares as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	—	$—	—	(2)
November 2018	—	$—	—	(2)
December 2018	249	$8.90	1,800	(2)

(1)	All purchases of equity securities by the Company in the three months ended December 31, 2018 were made pursuant to our share redemption program.
(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.

All redemption requests tendered were honored during the year ended December 31, 2018.

Distribution Information

For the year ended December 31, 2018, we paid aggregate distributions of $36.9 million, including $16.2 million of distributions paid in cash and $20.7 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the year ended December 31, 2018 (in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In ) Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/ Percent of Total Distributions Paid	Amount Paid from Debt Financing/ Percent of Total Distributions Paid
First Quarter	$2,619	$3,485	$6,104	$(2,088)	9,148	$0.149589	-/-	$6,104/100%
Second Quarter	5,302	6,868	12,170	3,345	9,140	$0.149589	$3,345/27%	$8,825/73%
Third Quarter	4,045	5,095	9,140	3,777	9,454	$0.149589	$3,777/41%	$5,363/59%
Fourth Quarter	4,209	5,245	9,454	998	8,878	$0.149589	$921/10%	$8,533/90%
Total	$16,175	$20,693	$36,868	$6,032

We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant.

(Back to Index)

(Back to Index)

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

Our net loss for the year ended December 31, 2018 was $35.4 million and net cash provided by operating activities was $6.0 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

Results of Operations

We were formed on September 28, 2012.  We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property.  As of December 31, 2018, we owned 18 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Year ended December 31, 2018 Compared to the Year ended December 31, 2017

We expect revenue and expenses to increase in future periods as we acquire additional properties and to decrease to the extent that we dispose of properties. The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2018	2017
Revenues:
Rental income	$81,690	$72,205
Utility income	4,551	4,077
Ancillary tenant fees	1,015	958
Total revenues	87,256	77,240
Expenses:
Rental operating - expenses	14,411	13,580
Rental operating - payroll	7,943	7,645
Rental operating - real estate taxes	11,992	10,412
Subtotal - Rental operating expenses	34,346	31,637
Acquisition costs	30	2,199
Management fees	13,728	12,801
General and administrative	8,155	8,700
Loss on disposal of assets	522	963
Depreciation and amortization expense	41,424	39,135
Total expenses	98,205	95,435
Loss before other income (expense)	(10,949)	(18,195)
Other income (expense):
Interest income	157	120
Insurance proceeds in excess of cost basis	115	148
Interest expense	(24,764)	(19,764)
Net loss	$(35,441)	$(37,691)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 16 properties we owned for the entirety of both periods presented, properties purchased during either of the periods presented and company level revenues and expenses for the years ended December 31, 2018 and 2017 (in thousands):

	For the year ended December 31, 2018				For the year ended December 31, 2017
	Properties owned both periods	Properties purchased during either period	Company level	Total	Properties owned both periods	Properties purchased during either period	Company level	Total
Revenues:
Rental income	$72,688	$9,002	$—	$81,690	$68,151	$4,054	$—	$72,205
Utility income	4,109	442	—	4,551	3,906	171	—	4,077
Ancillary tenant fees	884	131	—	1,015	844	114	—	958
Total revenues	77,681	9,575	—	87,256	72,901	4,339	—	77,240
Expenses:
Rental operating - expenses	12,890	1,680	(159)	14,411	12,518	823	239	13,580
Rental operating - payroll	7,096	933	(86)	7,943	7,074	489	82	7,645
Rental operating - real estate taxes	10,778	1,251	(37)	11,992	9,829	471	112	10,412
Subtotal - Rental operating expenses	30,764	3,864	(282)	34,346	29,421	1,783	433	31,637
Acquisition costs	—	30	—	30	87	191	1,921	2,199
Management fees	3,462	426	9,840	13,728	3,246	192	9,363	12,801
General and administrative	2,093	285	5,777	8,155	2,640	237	5,823	8,700
Loss on disposal of assets	474	48	—	522	852	111	—	963
Depreciation and amortization expense	37,229	4,195	—	41,424	36,101	3,034	—	39,135
Total expenses	74,022	8,848	15,335	98,205	72,347	5,548	17,540	95,435
Income (loss) before other income (expense)	3,659	727	(15,335)	(10,949)	554	(1,209)	(17,540)	(18,195)
Other income (expense):
Interest income	154	—	3	157	103	—	17	120
Insurance proceeds in excess of cost basis	115	—	—	115	148	—	—	148
Interest expense	(24,764)	—	—	(24,764)	(19,764)	—	—	(19,764)
Net loss	$(20,836)	$727	$(15,332)	$(35,441)	$(18,959)	$(1,209)	$(17,523)	$(37,691)

(Back to Index)

(Back to Index)

Revenues:  Rental income increased by $9.5 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and the acquisition of two additional properties during the year ended December 31, 2017, and was primarily comprised of:

			Change in Effective
			Monthly Revenue
Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$82	5.3%	(14)
Overton Trails Apartment Homes	224	0.0%	54
Uptown Buckhead	167	7.4%	(23)
Crosstown at Chapel Hill	381	7.5%	(10)
The Brookwood	151	0.7%	56
Adair off Addison Apartment Homes	113	2.0%	25
Montclair	275	0.8%	97
1000 Spalding Crossing	331	8.0%	37
Grand Reserve	296	4.1%	9
Verdant Apartment Homes	368	8.3%	(23)
Arcadia Apartment Homes	316	6.7%	(24)
Ravina Apartment Homes	372	-0.4%	81
81 Fifty at West Hills Apartment Homes	278	7.6%	(62)
The Palmer at Las Colinas	636	-0.2%	130
Windbrooke Crossing	111	1.7%	13
Woods of Burnsville	436	7.3%	18
Indigo Creek	1,415	0.7%	437
Martin's Point	3,533	N/A	N/A
	$9,485

Expenses:  Our operating expenses for the year ended December 31, 2018 were from the ongoing operations of our business and the ownership of 18 operating properties and increased as a result of the implementation of our investment strategy and the acquisition of two additional properties during the year ended December 31, 2017.

Management fees increased by $927,000 during the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to the increase in the asset management fee paid to the Advisor related to the full year ownership of two additional properties acquired during the year ended December 31, 2017. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.

General and administrative expenses decreased by $545,000 during the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily as a result of a decrease in payroll allocated to us by the Advisor as well as a decrease in professional fees.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

(Back to Index)

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to nine months after acquisition.  The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2018, as compared to the year ended December 31, 2017, were as follows (in thousands):

	Properties owned during both periods	All other properties	Total
Depreciation	$3,817	$1,723	$5,540
Amortization of intangibles	(2,689)	(562)	(3,251)
	$1,128	$1,161	$2,289

The overall increase in depreciation expense for properties owned both periods is due to the additional $15.1 million in capital improvements made during 2018 in accordance with our planned renovations.

Interest expense increased by $5.0 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of two new mortgages in place during the full year ended December 31, 2018, two mortgages refinanced for higher amounts during the year ended December 31, 2018 and higher rates on variable rate debt, as well as amortization of deferred financing costs.

Liquidity and Capital Resources

From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We have also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.33 per share ($8.63 per share prior to March 31, 2019).

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

(Back to Index)

(Back to Index)

Capital Expenditures

We deployed a total of $15.1 million during the year ended December 31, 2018 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the year ended	Remaining capital
	December 31, 2018	budgeted
Overton Trails Apartment Homes	$961	$221
Crosstown at Chapel Hill	1,159	1,535
The Brookwood	689	3,465
1000 Spalding Crossing	634	476
Montclair	1,206	2,637
Grand Reserve	1,245	723
Verdant Apartment Homes	719	340
Arcadia Apartment Homes	854	814
Ravina Apartment Homes	872	4,593
81 Fifty at West Hills Apartment Homes	1,869	3,073
The Plamer at Las Colinas	1,931	4,481
The Woods at Burnsville	931	450
Indigo Creek	1,021	586
All other properties	1,006	4,627
	$15,097	$28,021

Common Stock

As of December 31, 2018, we had an aggregate of 61.4 million shares of $0.01 par value common stock outstanding, as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	8,072,509	70,544
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	64,125,171	626,891
Shares redeemed and retired	(2,746,804)	(24,112)
Total shares issued and outstanding	61,378,367	$602,779

(Back to Index)

(Back to Index)

Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2018				December 31, 2017
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$29,841	$—	$(246)	$29,595	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,651	—	(213)	19,438	20,039	—	(248)	19,791
Crosstown at Chapel Hill	42,650	—	(386)	42,264	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,477	291	(137)	17,631	17,871	399	(188)	18,082
The Brookwood - Capital One	2,613	22	(24)	2,611	2,657	30	(32)	2,655
Adair off Addison & Adair off Addison Apartment Homes	24,629	—	(233)	24,396	25,091	—	(347)	24,744
1000 Spalding Crossing	24,195	—	(171)	24,024	24,600	—	(230)	24,370
Ravina Apartment Homes	26,951	—	(239)	26,712	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(233)	37,067	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(256)	39,944	40,200	—	(318)	39,882
Grand Reserve	47,845	—	(606)	47,239	41,520	—	(372)	41,148
Montclair Terrace	20,312	—	(234)	20,078	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,645	—	(477)	52,168	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(506)	45,194	45,700	—	(574)	45,126
Windbrooke Crossing	37,788	—	(343)	37,445	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(445)	37,805	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(397)	40,392	40,789	—	(471)	40,318
Martin's Point	29,990	—	(351)	29,639	29,990	—	(423)	29,567
	$578,826	$313	$(5,497)	$573,642	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2018 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	4.42%	$164	$148	(1) (3) (5) (8)
Uptown Buckhead	7/1/2025	2.22%	4.74%	$110	$50	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.29%	$152	$49	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$37	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (6)
Adair off Addison & Adair off Addison Apartment Homes	1/1/2021	1.55%	4.07%	$124	$—	(1) (3)
1000 Spalding Crossing	1/1/2022	—	3.88%	$116	$60	(2) (4)
Ravina Apartment Homes	5/1/2022	—	3.76%	$144	$133	(2) (6)
Verdant Apartment Homes	5/1/2023	—	3.89%	$153	$38	(2) (4)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$150	$41	(2) (4)
Grand Reserve	5/1/2028	1.72%	4.24%	$169	$88	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.97%	$112	$30	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.88%	$283	$61	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.63%	$176	$147	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	5.21%	$212	$97	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.65%	$191	$86	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.45%	$184	$57	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.38%	$114	$79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.51988% (as of December 31, 2018) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Refinanced during the year ended December 31, 2018
(8)	Mortgage note payable related to asset held for sale at December 31, 2018

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2018, the net unamortized mortgage premium was approximately $313,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At December 31, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.43%.

(Back to Index)

(Back to Index)

Operating Properties

As of December 31, 2018, our wholly-owned interests in multifamily properties were as follows:

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

(Back to Index)

(Back to Index)

Operating Expenses

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the Conflicts Committee of the Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves.  “Total operating expenses” means all expenses paid or incurred by us, as determined under Generally Accepted Accounting Principles ("GAAP"), that are in any way related to our operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2018 did not exceed the charter imposed limitation.

(Back to Index)

(Back to Index)

Distributions

For the year ended December 31, 2018, the Company paid aggregate distributions of $36.9 million, including $16.2 million of distributions paid in cash and $20.7 million of distributions reinvested in shares of common stock through the our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2017	$0.00164384	December 29, 2017 through January 30, 2018	January 31, 2018	$1,884	$1,413	$3,297
December 15, 2017	0.00164384	January 31, 2018 through February 27, 2018	February 28, 2018	1,601	1,206	2,807
December 15, 2017	0.00164384	February 28, 2018 through March 29, 2018	April 2, 2018	1,708	1,314	3,022
March 28, 2018	0.00164384	March 30, 2018 through April 27, 2018	April 30, 2018	1,767	1,342	3,109
March 28, 2018	0.00164384	April 28, 2018 through May 30, 2018	May 31, 2018	1,762	1,359	3,121
March 28, 2018	0.00164384	May 31, 2018 through June 28, 2018	June 29, 2018	1,631	1,287	2,918
June 18, 2018	0.00164384	June 29, 2018 through July 30, 2018	July 31, 2018	1,794	1,410	3,204
June 18, 2018	0.00164384	July 31 2018 through August 30, 2018	August 31, 2018	1,740	1,375	3,115
June 18, 2018	0.00164384	August 31, 2018 through September 27, 2018	September 28, 2018	1,561	1,260	2,821
September 25, 2018	0.00164384	September 28, 2018 through October 30, 2018	October 31, 2018	1,841	1,469	3,310
September 25, 2018	0.00164384	October 31, 2018 through November 29, 2018	November 30, 2018	1,678	1,342	3,020
September 25, 2018	0.00164384	November 30, 2018 through December 30, 2018	December 31, 2018	1,726	1,398	3,124
				$20,693	$16,175	$36,868

On December 14, 2018, the Company's Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from December 31, 2018 through and including March 28, 2019, payable on January 31, 2019, February 28, 2019 and March 29, 2019.

The following is a reconciliation of total aggregate distributions to total distributions declared for the year ended December 31, 2018 (in thousands):

Total aggregate distributions	$36,868
Less: distribution payable at December 31, 2017	(9,112)
Add: distribution payable at December 31, 2018	8,878
Total distributions declared	$36,634

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year paid	Per Common Share per Day	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00163438	20,685	15,095	35,780
2018	0.00163438	20,693	16,175	36,868
		$70,625	$51,063	$121,688

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•

Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Under GAAP, acquisition costs related to business combinations are expenses and are capitalized for asset acquisitions. Prior to January 1, 2018, all of our acquisitions were accounted for as business combinations and their related costs were expensed. On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update 2017-01, and we anticipate that most property acquisitions will be treated as asset acquisitions and the related costs will be capitalized. Acquisition costs will continue to be funded from both the proceeds of debt financing and the proceeds of property dispositions, not from cash flows from operations. We believe that by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include those paid to our Advisor or third parties.

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

(Back to Index)

(Back to Index)

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

	Years Ended
	December 31,
	2018	2017
	(in thousands)
Net loss – GAAP	$(35,441)	$(37,691)
Depreciation expense	40,611	35,071
FFO	5,170	(2,620)
Adjustments for straight-line rents	291	241
Fair value adjustment for cancelable swap	(287)	135
Amortization of intangible lease assets	813	4,064
Acquisition costs	30	2,199
MFFO	$6,017	$4,019

Basic and diluted loss per common share - GAAP	$(0.58)	$(0.63)
FFO per share	$0.08	$(0.04)
MFFO per share	$0.10	$0.07

Weighted average shares outstanding	$61,110	60,018

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life of one year or more. The Manager, an affiliate of the Advisor, earns a construction management fee of 5.0% of actual aggregate costs to construct

(Back to Index)

(Back to Index)

improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

Real Estate Purchase Price Allocation

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2017-01. Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, we believe acquisitions of real estate will no longer be considered a business combination, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if we determine that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, we will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU. If we determine that the acquired asset is not a business, we will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.

Upon the acquisition of real properties, we allocate the purchase price of properties to acquired tangible assets consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.

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

In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

The determination of the fair value of assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable.  When indicators of potential impairment suggest that the carrying

(Back to Index)

(Back to Index)

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which was intended to replace most existing revenue recognition guidance in GAAP. Under the new standard, revenue is recognized by an entity in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of our revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at our properties. The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, we adopted ASU No. 2016-15, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. The adoption did not have a material impact on the consolidated financial statements and disclosures.

In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, we adopted ASU No. 2016-18 and the adoption did not have a material effect on its consolidated financial statements and disclosures. As a result of adopting the new guidance, approximately $2.1 million and $1.0 million of restricted cash, which were previously included

(Back to Index)

(Back to Index)

as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the year ended December 31, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  On January 1, 2018, we adopted ASU No. 2017-01 and the adoption did not have a material effect on our consolidated financial statements and disclosures since we did not acquire any properties during the year ended December 31, 2018. We believe future rental property acquisitions will be accounted for as asset acquisitions, not business combinations.

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), as amended by ASU 2018-10, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance however, we expect that our operating leases where we are the lessor will be accounted for on our balance sheet similar to our current accounting with the underlying leased asset recognized as real estate. We expect that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which we are the lessee, primarily consisting of office equipment leases, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease. We intend to adopt this standard when it becomes effective and we estimate the impact on our consolidated financial statements will be immaterial.

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

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for us beginning December 15, 2019. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements. Since we have no recorded goodwill, there is no expected impact upon adoption.

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

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. ASU 2018-07 will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We are continuing to evaluate this guidance; however we do not expect the adoption of ASU 2018-07 to have a significant impact on our consolidated financial statements.

In July 2018, FASB issued ASU 2018-09, "Codification Improvements." This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable

(Back to Index)

(Back to Index)

immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We are evaluating this guidance to determine the impact it may have on our consolidated financial statements.

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although we are still evaluating this guidance, we believe we will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, we are expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods. We intend to adopt this standard when it becomes effective and we estimate the impact on our consolidated financial statements will be immaterial.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). ASU No. 2018-13 will be effective for us beginning January 1, 2020 and early adoption is permitted.  We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2018-13 to have a significant impact on our consolidated financial statements.

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. We intend to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective for us on January 1, 2019. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2018-16 to have a significant impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On December 20, 2018, we entered into an agreement to sell one rental property, Overton Trails in Fort Worth, Texas for $64.0 million. The property was sold on February 28, 2019. We expect to recognize a gain on sale during the three months ended March 31, 2019.

On March 20, 2019, the Board of Directors approved the following distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from March 29, 2019 through and including June 27, 2019, payable on April 30, 2019, May 31, 2019 and June 28, 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2018.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2018 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

ITEM 9B.	OTHER INFORMATION

On March 20, 2019, our Board of Directors approved a fourth amended and restated share redemption program (the “Amended Program”) that amends the purchase price for redemptions, other than redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility, to 95.0% of our estimated share value as of the redemption date.  In addition, the Amended Program removes references to the requirement that a redeeming stockholder hold their shares for at least one year as, due to the termination of the primary offering in February 2016, all of our qualifying stockholders will have held their shares for at least one year.  All other terms of the share redemption program remain unchanged.  The amended plan will take effect April 19, 2019. The complete terms of the Amended Program are filed as Exhibit 99.2 to this Annual Report on Form 10-K.

(Back to Index)

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

The other information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

(Back to Index)

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

10.7	Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2017
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of Duff & Phelps
99.2	Fourth Amended and Restated Share Redemption Program
101.1

The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

ITEM 16.FORM 10-K SUMMARY

None

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

March 22, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Carleton	Director	March 22, 2019
GEORGE CARLETON

/s/ Gary Lichtenstein	Director	March 22, 2019
GARY LICHTENSTEIN

/s/ Thomas J. Ikeler	Director	March 22, 2019
THOMAS J. IKELER

/s/ David Spoont	Director	March 22, 2019
DAVID SPOONT

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 22, 2019
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer	March 22, 2019
STEVEN R. SALTZMAN	(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

(A Maryland Corporation in the Developmental Stage)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Resource Real Estate Opportunity REIT II, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 22, 2019

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Investments:
Rental properties, net	$767,738	$836,971
Identified intangible assets, net	—	813
Assets held for sale - rental properties	42,863	—
Total investments	810,601	837,784

Cash	40,175	69,227
Restricted cash	7,813	7,668
Subtotal - cash and restricted cash	47,988	76,895
Tenant receivables	73	87
Due from related parties	57	57
Prepaid expenses and other assets	2,009	1,647
Total assets	$860,728	$916,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$573,642	$560,164
Accounts payable and accrued expenses	12,046	14,109
Due to related parties	584	538
Tenant prepayments	642	575
Security deposits	1,470	1,312
Distribution payable	8,878	9,112
Total liabilities	597,262	585,810

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 61,378,367 and 60,782,019 issued and outstanding, respectively)	612	606
Additional paid-in capital	539,493	534,683
Accumulated other comprehensive loss	(379)	(444)
Accumulated deficit	(276,261)	(204,186)
Total stockholders’ equity	263,466	330,660
Total liabilities and stockholders’ equity	$860,728	$916,470

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended
	December 31,
	2018	2017
Revenues:
Rental income	$81,690	$72,205
Utility income	4,551	4,077
Ancillary tenant fees	1,015	958
Total revenues	87,256	77,240

Expenses:
Rental operating - expenses	14,411	13,580
Rental operating - payroll	7,943	7,645
Rental operating - real estate taxes	11,992	10,412
Subtotal - Rental operating expenses	34,346	31,637
Acquisition costs	30	2,199
Management fees	13,728	12,801
General and administrative	8,155	8,700
Loss on disposal of assets	522	963
Depreciation and amortization expense	41,424	39,135
Total expenses	98,205	95,435
Loss before other income (expense)	(10,949)	(18,195)

Other income (expense):
Interest income	157	120
Insurance proceeds in excess of cost basis	115	148
Interest expense	(24,764)	(19,764)
Net loss	(35,441)	(37,691)

Other comprehensive loss:
Designated derivatives, fair value adjustment	65	(370)
Comprehensive loss	$(35,376)	$(38,061)

Weighted average common shares outstanding	61,110	60,018

Basic and diluted net loss per common share	$(0.58)	$(0.63)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2017	59,160	$591	50	$1	$520,746	$(74)	$(130,372)	$390,892
Common stock issued through distribution reinvestment plan	2,395	23	—	—	20,662	—	—	20,685
Distributions declared	—	—	—	—	—	—	(36,123)	(36,123)
Common stock redemptions	(773)	(8)	—	—	(6,725)	—	—	(6,733)
Designated derivatives, fair value adjustment	—	—	—	—	—	(370)	—	(370)
Net loss	—	—	—	—	—	—	(37,691)	(37,691)
Balance, at December 31, 2017	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	2,397	24	—	—	20,669	—	—	20,693
Distributions declared	—	—		—	-	—	(36,634)	(36,634)
Common stock redemptions	(1,800)	(18)	—	—	(15,859)	—	—	(15,877)
Designated derivatives, fair value adjustment	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—		(35,441)	(35,441)
Balance, at December 31, 2018	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466

The accompanying notes are an integral part of these consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(35,441)	$(37,691)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	522	963
Depreciation and amortization	41,424	39,135
Amortization of deferred financing costs	1,318	1,163
Amortization of mortgage premiums	(116)	(118)
Change in fair value of interest rate caps	55	(123)
Changes in operating assets and liabilities:
Tenant receivables	14	(19)
Due from related parties	-	547
Prepaid expenses and other assets	(2)	155
Due to related parties	46	(2,110)
Accounts payable and accrued expenses	(2,013)	1,915
Tenant prepayments	67	17
Security deposits	158	73
Net cash provided by operating activities	6,032	3,907

Cash flows from investing activities
Property acquisitions	—	(63,824)
Capital expenditures	(15,097)	(26,956)
Net cash used in investing activities	(15,097)	(90,780)

Cash flows from financing activities:
Redemptions of common stock	(15,877)	(6,733)
Payment of deferred financing costs	(503)	(1,146)
Increase in borrowings	17,439	79,039
Repayments on borrowings	(4,660)	(3,690)
Purchase of interest rate caps	(66)	(116)
Distributions paid on common stock	(16,175)	(15,095)
Net cash provided by (used in) financing activities	(19,842)	52,259

Net decrease in cash and restricted cash	(28,907)	(34,614)
Cash and restricted cash at beginning of year	76,895	111,509
Cash and restricted cash at end of year	$47,988	$76,895

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	December 31,
	2018	2017
Cash	$40,175	$69,227
Restricted cash	7,813	7,668
Total cash and restricted cash shown in the consolidated balance sheets	$47,988	$76,895

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012.  During the primary portion of the offering, the Company offered up to 100,000,000 shares of common stock for $10 per share, with volume discounts available to certain categories of investors.  The primary portion of the offering closed on February 6, 2016. The Company is currently offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.33 per share ($8.63 per share prior to March 30, 2019).  The Company has adopted a fiscal year ending December 31.

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

As of December 31, 2018, a total of 61,378,367 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, remain outstanding. As of December 31, 2018, the Company had issued 8,072,509 shares valued at $70.5 million pursuant to its distribution reinvestment plan.

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2018, the Company had $49.7 million of deposits at various banks, $41.0 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

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

As of December 31, 2018, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represent approximately 24.0%, 17.8%, 14.8%, 13.3% and 8.7% of the portfolio. This makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the years ended December 31, 2018 and 2017.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

DECEMBER 31, 2018

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases are approximately $42.9 million and $565,000 for the years ending December 31, 2018 and 2019, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements.  The Company also receives other ancillary fees for administration of leases, late payments, amenities and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. As discussed earlier, the Company adopted ASU No. 2014-09 beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized. Included in accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2018 and 2017 is a $666,000 and $613,292 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the year ended December 31, 2018, approximately $70,205 of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company specifically analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  At December 31, 2018 and 2017, there were allowances for uncollectible receivables of $13,901 and $4,674, respectively.

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

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2018 and 2017, the Company had no TRSs.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

Legislation commonly known as the Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REIT's), generally effective for taxable years beginning after December 31, 2018. The Company is continuing to evaluate this legislation but it does not expect it to have a significant impact.

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2013 and prior.

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of weighted-average common shares outstanding during the year. Basic earnings (loss) per is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the convertible shares (see Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2018 (were such date to represent the end of the contingency period).  For the years ended December 31, 2018 and 2017, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which was intended to replace most existing revenue recognition guidance in GAAP. Under the new standard, revenue is recognized by an entity in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. The adoption did not have a material impact on the consolidated financial statements and disclosures.

In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18 and the adoption did not have a material effect on its consolidated financial statements and disclosures. As a result of adopting the new guidance, approximately $2.1 million and $1.0 million of restricted cash, which were previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

flows for the year ended December 31, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  On January 1, 2018, the Company adopted ASU No. 2017-01 and the adoption did not have a material effect on its consolidated financial statements and disclosures since the Company did not acquire any properties during the year ended December 31, 2018.

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), as amended by ASU 2018-10, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease. The Company intends to adopt this standard when it becomes effective and it estimates the impact on its consolidated financial statements will be immaterial.

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

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. ASU 2018-07 will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company is continuing to evaluate this guidance; however it does not expect the adoption of ASU 2018-07 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although the Company is still evaluating this guidance, the Company believes it will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, the Company is expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods. The Company intends to adopt this standard when it becomes effective and it estimates the impact on its consolidated financial statements will be immaterial.

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

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. The Company intends to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective on January 1, 2019.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption of ASU No. 2018-16 to have a significant impact on its consolidated financial statements.

Reclassifications

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2018	2017
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$8,878	$9,112
Stock issued pursuant to distribution reinvestment plan	20,693	20,685
Accruals for construction in process	424	—
Repayments on borrowings through refinancing	72,845	—
Mortgage note payable used to acquire real property	—	29,990

Cash paid during the period for:
Interest	$25,508	$20,324

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	December 31, 2018	December 31, 2017
Real estate taxes	$5,107	$4,594
Insurance	779	973
Capital improvements	1,358	1,693
Other	569	408
Total	$7,813	$7,668

Unrestricted cash designated for capital expenditures	$28,021	$42,640

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Land	$119,028	$123,863
Building and improvements	716,839	748,062
Furniture, fixtures and equipment	23,903	21,743
Construction in progress	490	5,061
	860,260	898,729
Less: accumulated depreciation	(92,522)	(61,758)
	$767,738	$836,971
Assets held for sale - rental properties	42,863	-
	$810,601	$836,971

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Depreciation expense for the years ended December 31, 2018 and 2017 was $40.6 million and $35.1 million,  respectively.

During the three months ended December 31, 2018, the Company entered into an agreement to sell one rental property, Overton Trails, with a net book value of $42.9 million. The Company confirmed the intent and ability to sell this property in its present condition and the property qualified for held for sale accounting treatment upon meeting all applicable criteria at December 31, 2018, at which time depreciation ceased. As such, the assets associated with this property were separately classified and included as assets held for sale on the Company’s consolidated balance sheet as of December 31, 2018. However, the sale of this property did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company’s consolidated statements of operations. The Company closed on the sale of this property on February 28, 2019.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases.  The gross value of acquired in-place leases totaled $18.5 million as of December 31, 2018 and 2017, respectively, net of accumulated amortization of $18.5 million and $17.7 million , respectively. The weighted average remaining life of the rental leases is zero and seven months as of December 31, 2018 and 2017, respectively.  For the years ended December 31, 2018 and 2017, amortization expense was $813,000 and $4.1 million, respectively. Intangible assets have been fully amortized as of December 31, 2018.

NOTE 7 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2018				December 31, 2017
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$29,841	$—	$(246)	$29,595	$30,485	$—	$(291)	$30,194
Uptown Buckhead	19,651	—	(213)	19,438	20,039	—	(248)	19,791
Crosstown at Chapel Hill	42,650	—	(386)	42,264	31,826	—	(265)	31,561
The Brookwood - Key Bank	17,477	291	(137)	17,631	17,871	399	(188)	18,082
The Brookwood - Capital One	2,613	22	(24)	2,611	2,657	30	(32)	2,655
Adair off Addison & Adair off Addison Apartment Homes	24,629	—	(233)	24,396	25,091	—	(347)	24,744
1000 Spalding Crossing	24,195	—	(171)	24,024	24,600	—	(230)	24,370
Ravina Apartment Homes	26,951	—	(239)	26,712	27,634	—	(315)	27,319
Verdant Apartment Homes	37,300	—	(233)	37,067	37,300	—	(289)	37,011
Arcadia Apartment Homes	40,200	—	(256)	39,944	40,200	—	(318)	39,882
Grand Reserve	47,845	—	(606)	47,239	41,520	—	(372)	41,148
Montclair Terrace	20,312	—	(234)	20,078	20,674	—	(290)	20,384
81 Fifty at West Hills Apartment Homes	52,645	—	(477)	52,168	52,975	—	(588)	52,387
The Palmer at Las Colinas	45,700	—	(506)	45,194	45,700	—	(574)	45,126
Windbrooke Crossing	37,788	—	(343)	37,445	38,320	—	(411)	37,909
Woods of Burnsville	38,250	—	(445)	37,805	38,250	—	(534)	37,716
Indigo Creek	40,789	—	(397)	40,392	40,789	—	(471)	40,318
Martin's Point	29,990	—	(351)	29,639	29,990	—	(423)	29,567
	$578,826	$313	$(5,497)	$573,642	$565,921	$429	$(6,186)	$560,164

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	1/1/2025	1.91%	4.42%	$164	$148	(1) (3) (5) (8)
Uptown Buckhead	7/1/2025	2.22%	4.74%	$110	$50	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.29%	$152	$49	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$37	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (6)
Adair off Addison & Adair off Addison Apartment Homes	1/1/2021	1.55%	4.07%	$124	$—	(1) (3)
1000 Spalding Crossing	1/1/2022	—	3.88%	$116	$60	(2) (4)
Ravina Apartment Homes	5/1/2022	—	3.76%	$144	$133	(2) (6)
Verdant Apartment Homes	5/1/2023	—	3.89%	$153	$38	(2) (4)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$150	$41	(2) (4)
Grand Reserve	5/1/2028	1.72%	4.24%	$169	$88	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.97%	$112	$30	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.88%	$283	$61	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.63%	$176	$147	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	5.21%	$212	$97	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.65%	$191	$86	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.45%	$184	$57	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.38%	$114	$79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.51988% (as of December 31, 2018) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Originated during the year ended December 31, 2018 through refinancing
(8)	Mortgage note payable related to asset held for sale at December 31, 2018

On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value adjustment (premium) is amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2018, the net unamortized mortgage premium of approximately $313,000  was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At December 31, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.43%

Mortgage notes are collateralized by liens on the assets of the respective properties as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

As of December 31, 2018 and 2017, the Company had $7.8 million and $7.7 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, is as follows (in thousands):

2019	$6,547
2020	8,173
2021	50,827
2022	55,635
2023	146,308
Thereafter	311,336
$578,826

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ended December 31, 2017, the property must maintain a certain level of debt service coverage.  The Company was in compliance with all covenants related to this loan as of December 31, 2018.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of December 31, 2018 and December 31, 2017, accumulated amortization of deferred financing costs was $2.9 million and $2.0 million respectively.  Amortization of deferred financing costs for the next five years ending December 31, and thereafter, are as follows (in thousands):

2019	$1,158
2020	1,142
2021	1,013
2022	841
2023	651
Thereafter	692
$5,497

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2018 (in thousands):

Net unrealized (loss) gain on derivatives
Balance, January 1, 2017	$(74)
Designated derivatives, fair value adjustment	(370)
Balance, December 31, 2017	(444)
Designated derivatives, fair value adjustment	65
Balance, December 31, 2018	$(379)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price. No properties were sold during the years ended December 31, 2018 and 2017 and, therefore, no disposition fees were earned.

Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained.

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

Relationship with RAI and C-III

Property loss pool: The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250 million, after either a $25,000 or $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the years ended December 31, 2018 and 2017, the Company paid $622,483 and $403,180, respectively into the insurance pool.

General liability loss pool:  The Company's properties also participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covered claims up to $50,000 per incident

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the years ended December 31, 2018 and 2017.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company for which they are reimbursed by the Company.

Relationship with Other Related Parties

The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	December 31, 2018	December 31, 2017
Due from related parties:
RAI - self-insurance funds held	57	57
	$57	$57

Due to related parties:
Advisor
Acquisition fees	$—	$—
Operating expense reimbursements	133	1

Manager
Property management fees	329	315
Operating expense reimbursements	97	204

RAI
Internal audit fees	25	18
	$584	$538

Graphic Images (8)	$—	$9

	Years Ended
	December 31,
	2018	2017
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$-	$1,921
Asset management fees (2)	$9,840	$9,363
Debt financing fees (3)	$78	$545
Operating expense reimbursements (4)	$3,708	$3,885

Manager
Property management fees (2)	$3,888	$3,438
Construction management fees (5)	$859	$981
Construction payroll reimbursements (5)	$121	$233
Operating expense reimbursements (4)	$201	$659

Other
Graphic Images (4)	$5	$9
The Planning & Zoning Resource Company (4)	$-	$2

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.
(2)	Included in Management fees on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable, net on the consolidated balance sheets.
(4)	Included in General and administrative on the consolidated statements of operations and comprehensive loss.
(5)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(6)	Included in Accounts payable and accrued expenses on the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

NOTE 10 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2018 and 2017, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of December 31, 2018, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

No triggering events had occurred as of December 31, 2018.

Common Stock

As of December 31, 2018, the Company had an aggregate of 61,378,367 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	8,072,509	70,544
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	64,125,171	626,891
Shares redeemed and retired	(2,746,804)	(24,112)
Total shares issued and outstanding	61,378,367	$602,779

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Redemptions

During the year ended December 31, 2018, the Company redeemed shares of common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	—	$—	—	(2)
February 2018	—	$—	—	(2)
March 2018	350	$8.79	350	(2)
April 2018	—	$—	—	(2)
May 2018	—	$—	—	(2)
June 2018	719	$8.80	1,069	(2)
July 2018	—	$—	—	(2)
August 2018	—	$—	—	(2)
September 2018	482	$8.82	1,551	(2)
October 2018	—	$—	—	(2)
November 2018	—	$—	—	(2)
December 2018	249	$8.90	1,800	(2)

(1)	All purchases of equity securities by the Company in the year ended December 31, 2018 were made pursuant to the Company's share redemption program.
(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.

All redemption requests tendered were honored during the year ended December 31, 2018.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Distributions

For the year ended December 31, 2018, the Company paid aggregate distributions of $36.9 million including $16.2 million of distributions paid in cash and $20.7 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 15, 2017	$0.00164384	December 29, 2017 through January 30, 2018	January 31, 2018	$1,884	$1,413	$3,297
December 15, 2017	0.00164384	January 31, 2018 through February 27, 2018	February 28, 2018	1,601	1,206	2,807
December 15, 2017	0.00164384	February 28, 2018 through March 29, 2018	April 2, 2018	1,708	1,314	3,022
March 28, 2018	0.00164384	March 30, 2018 through April 27, 2018	April 30, 2018	1,767	1,342	3,109
March 28, 2018	0.00164384	April 28, 2018 through May 30, 2018	May 31, 2018	1,762	1,359	3,121
March 28, 2018	0.00164384	May 31, 2018 through June 28, 2018	June 29, 2018	1,631	1,287	2,918
June 18, 2018	0.00164384	June 29, 2018 through July 30, 2018	July 31, 2018	1,794	1,410	3,204
June 18, 2018	0.00164384	July 31 2018 through August 30, 2018	August 31, 2018	1,740	1,375	3,115
June 18, 2018	0.00164384	August 31, 2018 through September 27, 2018	September 28, 2018	1,561	1,260	2,821
September 25, 2018	0.00164384	September 28, 2018 through October 30, 2018	October 31, 2018	1,841	1,469	3,310
September 25, 2018	0.00164384	October 31, 2018 through November 29, 2018	November 30, 2018	1,678	1,342	3,020
September 25, 2018	0.00164384	November 30, 2018 through December 30, 2018	December 31, 2018	1,726	1,398	3,124
				$20,693	$16,175	$36,868

On December 14, 2018, the Company's Board of Directors approved distributions in an amount of $0.00164384 per share of common stock for stockholders of record each day in the period from December 31, 2018 through and including March 28, 2019, payable on January 31, 2019, February 28, 2019 and March 29, 2019.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the year ended December 31, 2018 (in thousands):

Total aggregate distributions	$36,868
Less: distribution payable at December 31, 2017	(9,112)
Add: distribution payable at December 31, 2018	8,878
Total distributions declared	$36,634

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

DECEMBER 31, 2018

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate caps	$—	$27	$—	$27
Cancelable swap	—	—	—	—
	$—	$27	$—	$27

December 31, 2017
Assets:
Interest rate caps	$—	$58	$—	$58
Cancelable swap	—	166	—	$166
	$—	$224	$—	$224

Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$578,826	$580,925	$565,921	$571,275

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

DECEMBER 31, 2018

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2018 and 2017, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $269,199 will be reclassified as an increase to interest expense.

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

As of December 31, 2018, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	12	$436,594	January 1, 2019 through May 1, 2022

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2018 and 2017 (in thousands):

Asset Derivatives				Liabilities Derivatives
December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$27	Interest rate caps	$58	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	NA	NA	$166	NA	NA	NA	$—

Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2018	December 31, 2017
Interest rate caps	Interest expense	$(108)	$(70)

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2018	December 31, 2017
Cancelable swap	Interest expense	$287	$(135)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Years Ended		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Years Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2018	December 31, 2017	OCI into Income (Effective Portion)	December 31, 2018	December 31, 2017
Interest rate products	$(43)	$(440)	Interest expense	$(108)	$(70)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations. As of December 31, 2018, the Company has not posted any collateral related to these agreements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

NOTE 13 - OPERATING EXPENSES

As required under the Company's charter, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the average invested assets or 25% of net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors.  “Average invested assets” means the average monthly book value of assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves.  “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to operations, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential investments that do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). Operating expenses for the four quarters ended December 31, 2018 did not exceed the charter imposed limitation.

NOTE 14 – SUBSEQUENT EVENTS

On December 20, 2018, the Company entered into an agreement to sell one rental property, Overton Trails in Fort Worth, Texas for $64.0 million. The Company closed on the sale of this property on February 28, 2019. The Company expects to recognize a gain on sale during the three months ended March 31, 2019.

On March 20, 2019, the Board of Directors approved the following distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from March 29, 2019 through and including June 27, 2019, payable on April 30, 2019, May 31, 2019 and June 28, 2019.

The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2018

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate owned:
Residential	$-	$9,149	$3,303	$12,452	$(3,107)	1980	6/4/2014
Dallas, Texas

Residential	29,841	45,824	6,450	52,274	(9,411)	1999	12/19/2014
Fort Worth, Texas

Residential	19,651	31,856	4,951	36,807	(5,505)	1989	3/30/2015
Atlanta, Georgia

Residential	42,650	45,653	6,502	52,155	(7,977)	1990	5/19/2015
Chapel Hill, North Carolina

Residential	20,090	30,003	6,531	36,534	(5,211)	1968	8/21/2015
Homewood, Alabama

Residential	24,629	20,667	3,015	23,682	(3,558)	1979	8/27/2015
Dallas, Texas

Residential	24,195	40,194	4,619	44,813	(5,890)	1995	9/24/2015
Atlanta Georgia

Residential	20,312	32,130	3,048	35,178	(4,178)	2004	10/29/2015
Portland, Oregon

Residential	47,845	66,213	5,554	71,767	(8,195)	1991	12/18/2015
Naperville, Illinois

Residential	37,300	64,181	4,037	68,218	(6,204)	1997	12/18/2015
Boulder, Colorado

Residential	40,200	59,059	5,737	64,796	(7,126)	1984	1/22/2016
Centennial, Colorado

Residential	26,951	55,466	6,190	61,656	(7,272)	2001	3/23/2016
Austin, Texas

Residential	52,645	80,155	4,774	84,929	(8,027)	1985	5/17/2016
Portland, Oregon

Residential	45,700	68,454	6,583	75,037	(7,531)	1991	6/28/2016
Irving, Texas

Residential	37,788	47,817	455	48,272	(3,608)	1986	12/22/2016
Buffalo Grove, Illinois

Residential	38,250	49,775	1,149	50,924	(4,113)	1984	12/23/2016
Burnsville, Minnesota

Residential	40,789	54,057	1,259	55,316	(3,514)	1998	4/4/2017
Glendale, Arizona

Residential	29,990	37,205	519	37,724	(1,506)	1989	10/31/2017

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2018

(in thousands)

Lombard, Illinois
	$578,826	$837,858	$74,676	$912,534	$(101,933)

	Years Ended December 31,
	2018	2017
	(in thousands)
Investments in real estate:
Balance at beginning of the year	$898,729	$781,595
Additions during the year:	—	—
Acquisitions		91,262
Improvements, etc.	15,486	26,956
Dispositions during the year:	(1,681)	(1,084)
Balance at end of year	$912,534	$898,729

Accumulated Depreciation:
Balance at beginning of year	$(61,758)	$(27,007)
Depreciation	(40,611)	(35,071)
Disposals	436	320
Balance at the end of year	$(101,933)	$(61,758)

(Back to Index)