Form 10-Q
period 2019-03-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2019-05-10
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 8, 2019, there were 61,425,100 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$759,543	$767,738
Assets held for sale - rental properties	-	42,863
	759,543	810,601

Cash	63,004	40,175
Restricted cash	6,702	7,813
Subtotal - cash and restricted cash	69,706	47,988
Tenant receivables, net	47	73
Due from related parties	5	57
Prepaid expenses and other assets	1,899	2,009
Total assets	$831,200	$860,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$543,179	$573,642
Accounts payable and accrued expenses	11,268	12,046
Due to related parties	509	584
Tenant prepayments	676	642
Security deposits	1,482	1,470
Distributions payable	6,112	8,878
Total liabilities	563,226	597,262

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized; and 61,284,892 and 61,378,367 shares outstanding, respectively)	611	612
Additional paid-in capital	538,405	539,493
Accumulated other comprehensive loss	(347)	(379)
Accumulated deficit	(270,696)	(276,261)
Total stockholders’ equity	267,974	263,466
Total liabilities and stockholders’ equity	$831,200	$860,728

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$21,959	$21,080

Expenses:
Rental operating - expenses	3,131	3,301
Rental operating - payroll	2,009	2,027
Rental operating - real estate taxes	3,162	3,148
Subtotal - Rental operating expenses	8,302	8,476
Management fees	3,395	3,397
General and administrative	2,289	2,320
Loss on disposal of assets	44	131
Depreciation and amortization expense	9,801	10,189
Total expenses	23,831	24,513
Loss before net gain on disposition	(1,872)	(3,433)
Net gain on disposition of property	20,619	-
Income (loss) before other income (expense)	18,747	(3,433)
Other income (expense):
Interest income	64	37
Insurance proceeds in excess of cost basis	—	32
Interest expense	(7,114)	(5,480)
Net income (loss)	11,697	(8,844)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	32	166
Comprehensive income (loss)	$11,729	$(8,678)

Weighted average common shares outstanding	61,613	60,316

Basic and diluted net income (loss) per common share	$0.19	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2019	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	570	6	—	—	4,858	—	—	4,864
Distributions declared	—	—	—	—	—	—	(6,132)	(6,132)
Common stock redemptions	(664)	(7)	—	—	(5,946)	—	—	(5,953)
Designated derivatives, fair value adjustment	—	—	—	—	—	32	—	32
Net income	—	—	—	—	—	—	11,697	11,697
Balance, at March 31, 2019	61,285	$611	50	$1	$538,405	$(347)	$(270,696)	$267,974

Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	403	4	—	—	3,481	—	—	3,485
Distributions declared	—	—	—	—	—	—	(9,145)	(9,145)
Common stock redemptions	(350)	(3)	—	—	(3,076)	—	—	(3,079)
Designated derivatives, fair value adjustment	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(8,844)	(8,844)
Balance, at March 31, 2018	60,835	$607	50	$1	$535,088	$(278)	$(222,175)	$313,243

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$11,697	$(8,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	44	131
Net gain on disposition of property	(20,619)	-
Depreciation and amortization	9,801	10,189
Amortization of deferred financing costs	288	306
Amortization of mortgage premiums	(28)	(29)
Change in fair value of interest rate cap	-	(227)
Changes in operating assets and liabilities:
Tenant receivables, net	27	(17)
Due from related parties	51	(620)
Prepaid expenses and other assets	78	(1,090)
Due to related parties	(74)	155
Accounts payable and accrued expenses	304	(2,165)
Tenant prepayments	58	76
Security deposits	67	47
Net cash provided by (used in) operating activities	1,694	(2,088)

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	32,882	-
Capital expenditures	(1,645)	(3,353)
Net cash provided by (used in) investing activities	31,237	(3,353)

Cash flows from financing activities:
Redemptions of common stock	(5,953)	(3,079)
Repayments on mortgage notes payable	(1,225)	(1,234)
Distributions paid on common stock	(4,035)	(2,619)
Net cash used in financing activities	(11,213)	(6,932)
Net increase (decrease) in cash and restricted cash	21,718	(12,373)
Cash and restricted cash at beginning of period	47,988	76,895
Cash and restricted cash at end of period	$69,706	$64,522

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash	$63,004	$58,903
Restricted cash	6,702	5,619
Total cash and restricted cash shown in the consolidated statement of cash flows	$69,706	$64,522

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Resource Real Estate Opportunity Advisor II, LLC (the “Advisor”) is a wholly owned subsidiary of Resource Real Estate, LLC (the “Sponsor”) and an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). The Advisor acts as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's Board of Directors.

RAI is a wholly owned subsidiary of C-III Capital Partners, LLC (“C-III”), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls the Advisor and Resource Real Estate Opportunity Manager II, LLC, the Company's property manager (the “Manager”). C-III also controls all of the shares of common stock held by the Advisor.

As of March 31, 2019, a total of 61,284,892 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $631.7 million. As of March 31, 2019, the Company had issued 8,642,807 shares valued at $75.4 million pursuant to its distribution reinvestment plan.

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

The consolidated financial statements and the information and tables contained in the notes thereto, as of March 31, 2019, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The consolidated financial statements have been prepared in conformity with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails Apartment Homes	N/A (1)	N/A (1)
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	81 Fifty at West Hills Apartment Homes	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC	Martin's Point	256	Lombard, IL

N/A - Not Applicable

(1) Overton Trails was sold on February 28, 2019

All intercompany accounts and transactions have been eliminated in consolidation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2019, the Company had no rental properties included in assets held for sale. As of December 31, 2018, the Company had $42.9 million on the consolidated balance sheet presented as assets held for sale.

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

Concentration of Credit Risk

As of March 31, 2019, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represent approximately 19.7%, 18.8%, 15.6%, 14.1% and 9.1% of the portfolio. This makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the three months ended March 31, 2019 and 2018.

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

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

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancellable terms of the respective leases.

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

The Company amortizes the value of in-place leases to expense over the average remaining term of the underlying leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does amortization periods for the intangible assets exceed the remaining depreciable life of the building.

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

The future minimum rental payments to be received from noncancelable operating leases are $39.1 million and $947,000 for the 12-month periods ending March 31, 2020 and 2021, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements.  The Company also receives other ancillary fees for administration of leases, late payments, amenities and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. As discussed earlier, the Company adopted ASU No. 2014-09 beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized. Included in accrued expenses and other

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

liabilities on the consolidated balance sheet at March 31, 2019 and December 31, 2018 is a $590,000 and $666,000 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes income from these contracts on a straight line basis over the contract periods of 10 years to 12 years. In the three months ended March 31, 2019, approximately $75,571 of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyses accounts receivable and historic bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. The Company writes off receivables when they become uncollectible. In some cases, the ultimate resolution of these claims can exceed one year. At March 31, 2019, the allowance for uncollectible accounts was $5,209. At December 31, 2018, the allowance for uncollectible accounts was $13,901.

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

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of March 31, 2019 and December 31, 2018 the Company had no TRSs.

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

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2014 and prior.

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2019 (were such date to represent the end of the contingency period). For the three months ended March 31, 2019, 732,632 common shares potentially issuable to settle distributions payable were included in the calculation of basic earnings per shares. For the three months ended March 31, 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of dilutive earnings per share calculation, as their inclusion would be anti-dilutive.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-09, “Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  On January 1, 2019, the Company adopted ASU No. 2016-02 and the adoption did not have a material effect on the Company’s consolidated financial statements and disclosures. The Company’s operating leases, in which it is the lessor, continue to be accounted for on its balance sheet with the underlying leased asset recognized as real estate.  The Company has chosen to apply the practical expedient to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, consisting of office equipment leases, the Company recognized a right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments in the amount of $67,757 at January 1, 2019, which are included in prepaid expense and other assets and accounts payable and accrued expenses on the Consolidated Balance Sheets.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods. There was no cumulative impact adjustment necessary to the opening retained earnings as of January 1, 2019. For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company adopted the standard on January 1, 2019 and the adoption did not have a significant impact on the consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

In July 2018, FASB issued ASU 2018-09, "Codification Improvements." This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 which will be effective for the Company beginning December 15, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at March 31, 2019.

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

March 31, 2019

(unaudited)

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$6,112	$12,153
Stock issued pursuant to distribution reinvestment plan	4,864	3,485
Accruals for construction in process	392	1,054
Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	29,497	—
Cash paid during the period for:
Interest	$7,466	$5,681

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	March 31, 2019	December 31, 2018
Real estate taxes	$4,597	$5,107
Insurance	461	779
Capital improvements	1,204	1,358
Other	440	569
	$6,702	$7,813

Unrestricted cash designated for capital expenditures	$26,726	$28,021

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$119,028	$119,028
Building and improvements	717,827	716,839
Furniture, fixtures and equipment	24,364	23,903
Construction in progress	599	490
	861,818	860,260
Less: accumulated depreciation	(102,275)	(92,522)
	759,543	767,738
Assets Held for sale - rental properties	-	42,863
	$759,543	$810,601

Depreciation expense for the three months ended March 31, 2019 and 2018 was $9.8 million and $9.8 million, respectively.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents details of our disposition activity during the three months ended March 31, 2019 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Income Attributable to Property Sold
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,145	$(229)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.3 million and $18.5 million as of March 31, 2019 and December 31, 2018, and the intangible assets are reported net of accumulated amortization of $17.3 million and $18.5 million, respectively. Amortization for the three months ended March 31, 2019 and 2018 was $0 and $348,373, respectively. Intangible assets have been fully amortized as of March 31, 2019.

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	March 31, 2019				December 31, 2018
Overton Trails Apartment Homes	$-	$—	$-	$-	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,554	-	(204)	19,350	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	-	(370)	42,280	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,373	265	(125)	17,513	17,477	291	(137)	17,631
The Brookwood - Capital One	2,601	20	(22)	2,599	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	24,507	-	(205)	24,302	24,629	—	(233)	24,396
1000 Spalding Apartment Homes	24,082	-	(156)	23,926	24,195	—	(171)	24,024
Ravina Apartment Homes	20,224	-	(220)	20,004	26,951	—	(239)	26,712
Verdant Apartment Homes	47,845	-	(589)	47,256	37,300	—	(233)	37,067
Arcadia Apartment Homes	37,300	-	(219)	37,081	40,200	—	(256)	39,944
Grand Reserve	40,200	-	(241)	39,959	47,845	—	(606)	47,239
Montclair Terrace	26,772	-	(221)	26,551	20,312	—	(234)	20,078
81 Fifty at West Hills Apartment Homes	52,443	-	(450)	51,993	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	-	(489)	45,211	45,700	—	(506)	45,194
Windbrooke Crossing	37,647	-	(326)	37,321	37,788	—	(343)	37,445
Woods of Burnsville	38,191	-	(423)	37,768	38,250	—	(445)	37,805
Indigo Creek	40,789	-	(378)	40,411	40,789	—	(397)	40,392
Martin's Point	29,990	-	(336)	29,654	29,990	—	(351)	29,639
	$547,868	$285	$(4,974)	$543,179	$578,826	$313	$(5,497)	$573,642

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net at March 31, 2019 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	-	-		$-	$-	(8)
Uptown Buckhead	7/1/2025	2.22%	4.72%	110	63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.27%	152	47	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	73	(2) (6)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	4.05%	124	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	60	(2) (4)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	156	(2) (6)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	167	38	(2) (4)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	180	41	(2) (4)
Grand Reserve	5/1/2028	1.72%	4.22%	169	88	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.95%	112	30	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.86%	283	60	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.61%	177	175	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	5.19%	212	67	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.63%	199	85	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.43%	198	57	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.36%	125	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.5015% (as of March 31, 2019 ) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Originated during the year ended December 31, 2018 through refinancing
(8)	Overton Trails was sold on February 28, 2019, and the associated debt was paid in its entirety at the time of sale.

On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of March 31, 2019, the net unamortized premium of $285,191 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At March 31, 2019, the weighted average interest rate of all the Company's outstanding indebtedness was 4.41%.

Mortgage notes are collateralized by liens on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.

As of March 31, 2019 and December 31, 2018, the Company had $6.7 million and $7.8 million, respectively, of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium and deferred financing costs, for each of the next five 12-month periods ending March 31, and thereafter, are as follows (in thousands):

2020	$6,655
2021	31,163
2022	49,522
2023	32,095
2024	214,528
Thereafter	213,905
Total principal payments	$547,868

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

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

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of March 31, 2019 and December 31, 2018, accumulated amortization of deferred financing costs was $3.0 million and $2.9 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending March 31, and thereafter, is as follows (in thousands):

2020	$1,113
2021	1,076
2022	931
2023	780
2024	515
Thereafter	559
$4,974

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2018	$(444)
Designated derivatives, fair value adjustment	65
Balance, December 31, 2018	(379)
Designated derivatives, fair value adjustment	32
Balance, March 31, 2019	$(347)

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

In December 2013, the Company entered in an advisory agreement (the ”Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services. The Advisory Agreement was amended in January 2014 and further amended in October 2014 and March 2015. The Advisory Agreement has a one -year term and renews for an unlimited number of successive one -year terms upon the approval of the conflicts committee of the Company's board of directors. The Company renewed the Advisory Agreement for another year on December 20, 2018. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

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

March 31, 2019

(unaudited)

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

Relationship with RAI and C-III

Property loss pool: The Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy, until February 28, 2019. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which will be returned to the Company. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250 million, after either a $25,000 or $100,000 deductible per incident, depending on location and/or type of loss.

As of March 1, 2019, the Company now participates (with other properties directly or indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

General liability loss pool: The Company participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.

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

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended March 31, 2019 and 2018.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company. The Company is obligated to reimburse the Manager of other affiliates for shared operating expenses.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

Relationship with Other Related Party

The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), the principal owner of which is the father of RAI’s Chief Financial Officer.

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	March 31, 2019	December 31, 2018
Due from related parties:
RAI and affiliates	$5	$57
	$5	$57
Due to related parties:
Advisor
Operating expense reimbursements	$97	$133
Manager
Property management fees	318	329
Operating expense reimbursements	69	97
RAI
Internal audit fees	25	25
	$509	$584

	Three Months Ended
	March 31,
	2019	2018
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$2,413	$2,460
Disposition fees(5)	$274	$—
Operating expense reimbursements (3)	$1,003	$991

Manager
Property management fees (1)	$982	$937
Construction management fees (4)	$61	$294
Construction payroll reimbursements (4)	$21	$29
Operating expense reimbursements (3)	$45	$66

(1)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Included in Mortgage notes payable, net on the consolidated balance sheets.
(3)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).
(4)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(5)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive income (loss).

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of March 31, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of March 31, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

(ii)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

No Triggering Events have occurred as of March 31, 2019.

Common Stock

As of March 31, 2019, the Company had an aggregate of 61,284,892 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	8,642,807	75,402
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	64,695,469	631,749
Shares redeemed and retired	(3,410,577)	(30,065)
Total shares outstanding	61,284,892	$601,684

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

Redemptions

During the three months ended March 31, 2019, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	—	(2)
February 2019	—	$—	—	(2)
March 2019	664	$8.97	664	(2)

(1)	All purchases of equity securities by the Company in the three months ended March 31, 2019 were made pursuant to the Company's share redemption program.
(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.

All redemption requests tendered were honored during the three months ended March 31, 2019.

The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12 -month period immediately prior to the effective date of redemption.  Generally, the cash available for redemption will be limited to proceeds from the distribution reinvestment plan plus, if the Company had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility.

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

Distributions

For the three months ended March 31, 2019, the Company paid aggregate distributions of $8.9 million, including $4.0 million of distributions paid in cash and $4.9 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share per day	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 14, 2018	$0.00164384	December 29, 2018 through January 30, 2019	January 31, 2019	$1,717	$1,412	$3,129
December 14, 2018	0.00164384	January 31, 2019 through February 27, 2019	February 28, 2019	1,553	1,281	2,834
December 14, 2018	0.00164384	February 28, 2019 through March 28, 2019	March 29, 2019	1,594	1,341	2,935
				$4,864	$4,034	$8,898

On March 20, 2019, the Board of Directors approved distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from March 29, 2019 through and including June 27, 2019, payable on April 30, 2019, May 31, 2019 and June 28, 2019. Distributions payable of $6.1 million are recorded on the consolidated balance sheet.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the three months ended March 31, 2019 (in thousands):

Total aggregate distributions paid	$8,898
Less: distributions payable at December 31, 2018	(8,878)
Add: distributions payable at March 31, 2019	6,112
Total distributions declared	$6,132

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

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Interest rate caps	$—	$3	$—	$3
	$—	$3	$—	$3

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate caps	$—	$27	$—	$27
	$—	$27	$—	$27

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The carrying amount and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$547,868	$543,205	$578,826	$580,925

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $244,469 will be reclassified as an increase to interest expense.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

As of March 31, 2019, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	11	$405,519	June 1, 2019 through May 1, 2022

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

Asset Derivatives				Liabilities Derivatives
March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$3	Interest rate caps	$27	NA	$—	NA	$—

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 (in thousands):

Derivatives Designated as	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Hedging Instruments	in Income	March 31, 2019	March 31, 2018
Interest rate caps	Interest expense	$(53)	$(12)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
Relationships	March 31, 2019	March 31, 2018	(Effective Portion)	March 31, 2019	March 31, 2018
Interest rate products	$(20)	$154	Interest expense	$(53)	$(12)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2019, the Company has not posted any collateral related to these agreements.

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its Charter, the Company must limit its total operating expenses to the greater of 2% of the average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended March 31, 2019 were in compliance with the charter-imposed limitation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2019

(unaudited)

NOTE 15 - SUBSEQUENT EVENTS

On April 12, 2019, the Company refinanced the mortgage secured by Adair off Addison and Adair off Addison Apartment Homes with a new mortgage loan in the amount of $32.2 million.

The Company has evaluated subsequent events and determined that no additional events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT II, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2018. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT II, Inc., a Maryland corporation, and, as required by context, RRE Opportunity OP II, LP, a Delaware limited partnership, and to their subsidiaries.

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

Results of Operations

As of March 31, 2019, we owned 17 multifamily properties. As of March 31, 2019, we had sold one multifamily property. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than local and national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31, 2019
	2019	2018
Revenues:
Rental income	$20,421	$19,727
Utility income	1,268	1,119
Ancillary tenant fees	270	234
Total revenues	21,959	21,080

Expenses:
Rental operating - expenses	3,131	3,301
Rental operating - payroll	2,009	2,027
Rental operating - real estate taxes	3,162	3,148
Subtotal - Rental operating expenses	8,302	8,476
Management fees	3,395	3,397
General and administrative	2,289	2,320
Loss on disposal of assets	44	131
Depreciation and amortization expense	9,801	10,189
Total expenses	23,831	24,513
Loss before net gain on disposition	(1,872)	(3,433)
Net gain on disposition of property	20,619	-
Income (loss) before other income (expense)	18,747	(3,433)
Other income (expense):
Interest income	64	37
Insurance proceeds in excess of cost basis	—	32
Interest expense	(7,114)	(5,480)
Net income (loss)	$11,697	$(8,844)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31, 2019				For the three months ended March 31, 2018
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Rental income	$19,464	$957	$-	$20,421	$18,286	$1,441	$—	$19,727
Utility income	1,095	173	—	1,268	1,032	87	—	1,119
Ancillary tenant fees	255	15	—	270	223	11	—	234
Total revenues	20,814	1,145	—	21,959	19,541	1,539	-	21,080

Expenses:
Rental operating - expenses	3,056	123	(48)	3,131	3,201	281	(181)	3,301
Rental operating - payroll	1,844	154	11	2,009	1,976	133	(82)	2,027
Rental operating - real estate taxes	2,881	244	37	3,162	2,742	406	—	3,148
Subtotal - Rental operating expenses	7,781	521	—	8,302	7,919	820	(263)	8,476
Management fees	935	46	2,414	3,395	868	69	2,460	3,397
General and administrative	513	42	1,734	2,289	557	43	1,720	2,320
Loss on disposal of assets	44	—	—	44	128	3	—	131
Depreciation and amortization expense	9,801	—	—	9,801	9,498	691	—	10,189
Total expenses	19,074	609	4,148	23,831	18,970	1,626	3,917	24,513
Loss before net gain on disposition	1,740	536	(4,148)	(1,872)	571	(87)	(3,917)	(3,433)
Net gain on disposition of property	-	20,619	—	20,619	-	—
Income (loss) before other income (expense)	1,740	21,155	(4,148)	18,747	571	(87)	(3,917)	(3,433)

Other income (expense):
Interest income	63	—	1	64	36	1	—	37
Insurance proceeds in excess of cost basis	—	—	—	—	32	—	—	32
Interest expense	(6,350)	(764)	—	(7,114)	(5,202)	(278)	—	(5,480)
Net income (loss)	$(4,547)	$20,391	$(4,147)	$11,697	$(4,563)	$(364)	$(3,917)	$(8,844)

Revenues.  Rental income on properties owned both periods increased by $1.2 million, which was offset by a decrease in Overton Trails revenues of $484,000, resulting in a net increase of $694,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy %	Increase in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$20	6.0%	(89)
Overton Trails Apartment Homes	(484)	7.5%	(699)
Uptown Buckhead	54	4.6%	(93)
Crosstown at Chapel Hill	87	2.2%	(1)
The Brookwood	38	1.8%	(97)
Adair off Addison Apartment Homes	44	6.5%	(103)
Montclair	49	1.6%	(39)
1000 Spalding Crossing	97	3.7%	43
Grand Reserve	68	5.6%	(97)
Verdant Apartment Homes	142	2.3%	91
Arcadia Apartment Homes	54	1.0%	(19)
Ravina Apartment Homes	(1)	-2.2%	(64)
81 Fifty at West Hills Apartment Homes	111	4.2%	(37)
The Palmer at Las Colinas	105	0.8%	(30)
Windbrooke Crossing	44	0.5%	(17)
Woods of Burnsville	152	4.3%	(36)
Indigo Creek	72	6.9%	(108)
Martin's Point	42	0.0%	715
.	$694

Expenses.   Our total rental operating expenses decreased by $174,000 during the three months ended March 31, 2019. This was primarily the result of the sale of Overton Trails in February 2019. The overall decrease in expenses is offset by an increase in insurance expense, which is the result of increased insurance premiums. In addition, real estate tax expenses have increased as a result of higher real property assessments.

Management fees remained relatively stable during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$651	$(691)	$(40)
Amortization of intangibles	(348)	-	(348)
	$303	$(691)	$(388)

The overall decrease in depreciation expense for all properties was due to the sale of Overton Trails in February 2019. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of March 31, 2019, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the three months ended March 31, 2019.

Interest expense increased by $1.6 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 as a result of two mortgages refinanced for higher amounts subsequent to March 31, 2018 and higher rates on variable rate debt, as well as amortization of deferred financing fees.

Liquidity and Capital Resources

From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10.00 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We have also offered and continue to offer up to $95.0 million in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.33 per share ($8.63 per share prior to March 25, 2019).

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

Capital Expenditures

We deployed a total of $1.6 million during the three months ended March 31, 2019 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital
	March 31, 2019	budgeted
Crosstown at Chapel Hill	$152	$1,407
The Brookwood	176	3,202
1000 Spalding Apartment Homes	151	418
Montclair Terrace	62	2,599
Grand Reserve	100	644
The Palmer at Las Colinas	250	4,500
The Woods at Burnsville	80	347
Indigo Creek	118	486
All other properties	556	13,123
	$1,645	$26,726

Common Stock

As of March 31, 2019, we had an aggregate of 61,284,892 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	8,642,807	75,402
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	64,695,469	631,749
Shares redeemed and retired	(3,410,577)	(30,065)
Total shares outstanding	61,284,892	$601,684

Mortgage Debt

The following is a summary of our mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	March 31, 2019				December 31, 2018
Overton Trails Apartment Homes	$-	$—	$-	$-	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,554	-	(204)	19,350	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	-	(370)	42,280	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,373	265	(125)	17,513	17,477	291	(137)	17,631
The Brookwood - Capital One	2,601	20	(22)	2,599	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	24,507	-	(205)	24,302	24,629	—	(233)	24,396
1000 Spalding Apartment Homes	24,082	-	(156)	23,926	24,195	—	(171)	24,024
Ravina Apartment Homes	20,224	-	(220)	20,004	26,951	—	(239)	26,712
Verdant Apartment Homes	47,845	-	(589)	47,256	37,300	—	(233)	37,067
Arcadia Apartment Homes	37,300	-	(219)	37,081	40,200	—	(256)	39,944
Grand Reserve	40,200	-	(241)	39,959	47,845	—	(606)	47,239
Montclair Terrace	26,772	-	(221)	26,551	20,312	—	(234)	20,078
81 Fifty at West Hills Apartment Homes	52,443	-	(450)	51,993	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	-	(489)	45,211	45,700	—	(506)	45,194
Windbrooke Crossing	37,647	-	(326)	37,321	37,788	—	(343)	37,445
Woods of Burnsville	38,191	-	(423)	37,768	38,250	—	(445)	37,805
Indigo Creek	40,789	-	(378)	40,411	40,789	—	(397)	40,392
Martin's Point	29,990	-	(336)	29,654	29,990	—	(351)	29,639
	$547,868	$285	$(4,974)	$543,179	$578,826	$313	$(5,497)	$573,642

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	-	-		$-	$-	(8)
Uptown Buckhead	7/1/2025	2.22%	4.72%	110	63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.27%	152	47	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	N/A	4.73%	104	73	(2) (6)
The Brookwood - Capital One	11/1/2021	N/A	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	1/1/2021	1.55%	4.05%	124	—	(1) (3)
1000 Spalding Apartment Homes	1/1/2022	N/A	3.88%	116	60	(2) (4)
Ravina Apartment Homes	5/1/2022	N/A	3.76%	144	156	(2) (6)
Verdant Apartment Homes	5/1/2023	N/A	3.89%	167	38	(2) (4)
Arcadia Apartment Homes	5/1/2023	N/A	3.89%	180	41	(2) (4)
Grand Reserve	5/1/2028	1.72%	4.22%	169	88	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.95%	112	30	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.86%	283	60	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.61%	177	175	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	5.19%	212	67	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.63%	199	85	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.43%	198	57	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.36%	125	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.50150% (as of March 31, 2019) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly principal and interest payment required
(7)	Originated during the year ended December 31, 2018 through refinancing
(8)	Overton Trails was sold on February 28, 2019 and the associated debt was paid in its entirety at the time of sale.

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of March 31, 2019, the net unamortized fair value of debt was $285,191 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At March 31, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.41%

Operating Properties

As of March 31, 2019, our wholly-owned interests in multifamily properties were as follows:

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
		5,159

As three of our multifamily properties are located in the Dallas-Fort Worth area, three of our properties are located in the Chicago area, two of our properties are located in Portland, Oregon, two of our properties are located in the Atlanta area, and two of our properties are located in the Denver area, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

Acquisition and Asset Management Costs

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and its affiliates. During our acquisition stage, we made payments to our Advisor and its affiliates in connection with the acquisition of real estate investments. In addition, we continue to make payments to our Advisor and its affiliates for the management of our assets and costs incurred by our Advisor and its affiliates in providing services to us. We describe these payments in more detail in Note 10 of the notes to our consolidated financial statements.

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended March 31, 2019 did not exceed the charter imposed limitation.

Distributions

For the three months ended March 31, 2019, we paid aggregate distributions of $8.9 million, including $4.0 million of distributions paid in cash and $4.9 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended March 31, 2019 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$4,034	$4,864	$8,898	$1,694	6,132	$0.099726	$1,694/28%	$4,438/72%

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	20,692	16,175	36,867
2019	0.00164384	4,864	4,034	8,898
		$75,488	$55,097	$130,585

Our net income for the three months ended March 31, 2019 was $11.7 million and net cash provided by operating activities was $1.7 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

On March 20, 2019, our Board of Directors approved distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from March 29, 2019 through and including June 27, 2019, payable on April 30, 2019, May 31, 2019 and June 28, 2019.

Funds from Operations, Modified Funds from Operations and Adjusted Funds from Operations

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

As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties. As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan. As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code. Therefore, we also use adjusted funds from operations attributable to common stockholders, or AFFO, in addition to FFO and MFFO when evaluating our operations. We calculate AFFO by adding/subtracting gains/losses realized on sales of our real properties from MFFO. We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.

Neither FFO, MFFO nor AFFO should be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.

The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of our active real estate operations and the general and administrative expenses incurred in connection with these events, FFO, MFFO and AFFO are not relevant to a discussion comparing operations for the two periods presented.

	Three Months Ended March 31,
	2019	2018
Net income (loss) – GAAP	$11,697	$(8,844)
Net gain in disposition of property	(20,619)	-
Depreciation expense	9,801	9,841
FFO	879	997
Adjustments for straight-line rents	63	72
Fair value adjustment for cancelable swap	—	(206)
Amortization of intangible lease assets	—	348
MFFO	942	1,211
Net gain on disposition of property	20,619	-
AFFO	$21,561	$1,211
Basic and diluted net income (loss) per common share - GAAP	$0.19	$(0.15)
FFO per share	$0.01	$0.02
MFFO per share	$0.02	$0.02
AFFO per share	$0.35	$0.02
Weighted average shares outstanding	61,613	60,316

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

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10- K for the year ended December 31, 2018 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

Off-Balance Sheet Arrangements

As of March 31, 2019 and 2018, we did not have any off-balance sheet arrangements or obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risks. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings and outstanding mortgage loans.

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

As of March 31, 2019 and December 31, 2018, we had $395.5 million and $425.7 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2019 and the year ended December 31, 2018, our annual interest expense would have increased by approximately $4.4 million and $4.5 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2019 and December 31, 2018, we had $147.6 million and $148.0 million, respectively, in fixed rate outstanding borrowings. As of March 31, 2019 and December 31, 2018, our fixed rate outstanding borrowings had an estimated aggregate fair value of $139.7 million and $137.4 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2019 and December 31, 2018, the fair value of these fixed rate outstanding borrowings would have decreased by $4.5 million and $4.7 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the three months ended March 31, 2019 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors could choose to amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility, the price at which shares are redeemed under our share redemption program is equal to 95% of the current estimated value per share.

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

During the three months ended March 31, 2019, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	—	(2)
February 2019	—	$—	—	(2)
March 2019	664	$8.97	664	(2)

(1)	All purchases of equity securities by us in the three months ended March 31, 2019 were made pursuant to our share redemption program.
(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.

All redemption requests tendered were honored during the three months ended March 31, 2019.

ITEM 6.    EXHIBITS

Exhibit No.	Description
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Fourth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed March 22, 2019)
101.1

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

May 10, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 10, 2019	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)