Form 10-Q
period 2019-06-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2019-08-09
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, there were 60,151,653 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$751,735	$767,738
Assets held for sale - rental properties	-	42,863
	751,735	810,601

Cash	52,219	40,175
Restricted cash	7,084	7,813
Subtotal - cash and restricted cash	59,303	47,988
Tenant receivables, net	116	73
Due from related parties	104	57
Prepaid expenses and other assets	1,955	2,009
Total assets	$813,213	$860,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$550,676	$573,642
Accounts payable and accrued expenses	11,268	12,046
Due to related parties	333	584
Tenant prepayments	154	642
Security deposits	1,500	1,470
Distributions payable	6,050	8,878
Total liabilities	569,981	597,262

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized; and 60,010,312 and 61,378,367 shares outstanding, respectively)	599	612
Additional paid-in capital	527,779	539,493
Accumulated other comprehensive loss	(297)	(379)
Accumulated deficit	(284,850)	(276,261)
Total stockholders’ equity	243,232	263,466
Total liabilities and stockholders’ equity	$813,213	$860,728

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$21,222	$21,747	$43,079	$42,827

Expenses:
Rental operating - expenses	3,238	3,968	6,369	7,269
Rental operating - payroll	1,907	1,952	3,916	3,979
Rental operating - real estate taxes	2,717	2,917	5,879	6,065
Subtotal - Rental operating expenses	7,862	8,837	16,164	17,313
Acquisition costs	—	16	-	30
Management fees	3,245	3,423	6,640	6,820
General and administrative	1,675	2,040	3,862	4,346
Loss on disposal of assets	75	132	119	263
Depreciation and amortization expense	9,867	10,404	19,668	20,593
Total expenses	22,724	24,852	46,453	49,365
Loss before net gain on disposition	(1,502)	(3,105)	(3,374)	(6,538)
Net gain on disposition of property	-	-	20,619	-
Income (loss) before other income (expense)	(1,502)	(3,105)	17,245	(6,538)
Other income (expense):
Interest income	64	32	128	69
Insurance proceeds in excess of cost basis	—	83	-	115
Interest expense	(6,671)	(6,325)	(13,785)	(11,805)
Net income (loss)	(8,109)	(9,315)	3,588	(18,159)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	50	(86)	82	80
Comprehensive income (loss)	$(8,059)	$(9,401)	$3,670	$(18,079)

Weighted average common shares outstanding	61,467	60,483	61,491	60,732

Basic and diluted net income (loss) per common share	$(0.13)	$(0.15)	$0.06	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at April 1, 2019	61,285	$611	50	$1	$538,405	$(347)	$(270,696)	$267,974
Common stock issued through distribution reinvestment plan	397	4	—	—	3,304	—	—	3,308
Distributions declared	—	—		—	—	—	(6,045)	(6,045)
Common stock redemptions	(1,671)	(16)	—	—	(13,930)	—	—	(13,946)
Designated derivatives, fair value adjustment	—	—	—	—	—	50	—	50
Net income	—	—	—	—	—	—	(8,109)	(8,109)
Balance, at June 30, 2019	60,011	$599	50	$1	$527,779	$(297)	$(284,850)	$243,232

Balance, at January 1, 2019	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	967	10	—	—	8,162	—	—	8,172
Distributions declared	—	—	—	—	—	—	(12,177)	(12,177)
Common stock redemptions	(2,335)	(23)	—	—	(19,876)	—	—	(19,899)
Designated derivatives, fair value adjustment	—	—	—	—	—	82	—	82
Net income	—	—	—	—	—	—	3,588	3,588
Balance, at June 30, 2019	60,011	$599	50	$1	$527,779	$(297)	$(284,850)	$243,232

Balance, at April 1, 2018	60,835	$607	50	$1	$535,088	$(278)	$(222,175)	$313,243
Common stock issued through distribution reinvestment plan	796	8	—	—	6,860	—	—	6,868
Distributions declared	—	—	—	—	—	—	(9,129)	(9,129)
Common stock redemptions	(719)	(8)	—	—	(6,315)	—	—	(6,323)
Designated derivatives, fair value adjustment	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	(9,315)	(9,315)
Balance, at June 30, 2018	60,912	$607	50	$1	$535,633	$(364)	$(240,619)	$295,258

Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	1,199	12	—	—	10,341	—	—	10,353
Distributions declared	—	—	—	—	—	—	(18,274)	(18,274)
Common stock redemptions	(1,069)	(11)	—	—	(9,391)	—	—	(9,402)
Designated derivatives, fair value adjustment	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	(18,159)	(18,159)
Balance, at June 30, 2018	60,912	$607	50	$1	$535,633	$(364)	$(240,619)	$295,258

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,588	$(18,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	119	263
Net gain on disposition of property	(20,619)	-
Depreciation and amortization	19,668	20,593
Amortization of deferred financing costs	555	748
Amortization of mortgage premiums	(56)	(58)
Change in fair value of interest rate cap	-	55
Changes in operating assets and liabilities:
Tenant receivables, net	(42)	(17)
Due from related parties	51	(157)
Prepaid expenses and other assets	84	(584)
Due to related parties	(348)	99
Accounts payable and accrued expenses	303	(1,726)
Tenant prepayments	(464)	88
Security deposits	85	112
Net cash provided by operating activities	2,924	1,257

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	32,882	-
Capital expenditures	(3,781)	(7,381)
Net cash provided by (used in) investing activities	29,101	(7,381)

Cash flows from financing activities:
Redemptions of common stock	(19,899)	(9,402)
Payment of deferred financing costs	(445)	(503)
Proceeds from borrowings on mortgage notes payable	8,946	17,439
Repayments on mortgage notes payable	(2,468)	(2,352)
Purchase of interest rate caps	(11)	(66)
Distributions paid on common stock	(6,833)	(7,921)
Net cash used in financing activities	(20,710)	(2,805)
Net increase (decrease) in cash and restricted cash	11,315	(8,929)
Cash and restricted cash at beginning of period	47,988	76,895
Cash and restricted cash at end of period	$59,303	$67,966

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	June 30,
	2019	2018
Cash	$52,219	$61,258
Restricted cash	7,084	6,708
Total cash and restricted cash shown in the consolidated statement of cash flows	$59,303	$67,966

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)

Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. During the primary portion of the offering, the Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with volume discounts available to certain categories of investors. The primary portion of the offering closed on February 6, 2016. The Company is currently offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to $8.33 per share ($8.63 per share prior to March 25, 2019). The Company has adopted a fiscal year ending December 31.

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

As of June 30, 2019, a total of 60,010,312 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $635.1 million. As of June 30, 2019, the Company had issued 9,039,872 shares for $78.7 million pursuant to its distribution reinvestment plan.

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

The consolidated financial statements and the information and tables contained in the notes thereto, as of June 30, 2019, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The consolidated financial statements have been prepared in conformity with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Oak Hill Holdings, LLC, or Oak Hill	Overton Trails	N/A (1)	N/A (1)
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair Terrace	188	Portland, OR
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Apartment Homes	252	Atlanta, GA
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	81 Fifty at West Hills Apartment Homes	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC	Martin's Point	256	Lombard, IL

N/A - Not Applicable

(1)   Overton Trails was sold on February 28, 2019

All intercompany accounts and transactions have been eliminated in consolidation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of June 30, 2019, the Company had no rental properties included in assets held for sale. As of December 31, 2018, the Company had $42.9 million on the consolidated balance sheet presented as assets held for sale.

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Construction management fees are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

Concentration of Credit Risk

As of June 30, 2019, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represent approximately 19.7%, 18.8%, 15.6%, 14.1% and 9.1% of the portfolio. This concentration makes the Company particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the six months ended June 30, 2019 and 2018.

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes that acquisitions of real estate will no longer be

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the screen is not met, and the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their relative fair value.

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

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are determined by independent appraisers. Factors to be considered in the analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The future minimum rental payments to be received from noncancelable operating leases are $37.3 million and $522,752 for the 12-month periods ending June 30, 2020 and 2021, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements, other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined based upon the lease being determined the predominant component.  The Company also has revenues sharing arrangements of cable income from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2019 and December 31, 2018 is a $609,000 and $666,000 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

income from these contracts on a straight line basis over the contract periods of 10 years to 12 years. In the three and six months ended June 30, 2019, approximately $91,755 and $16,184, respectively, of revenue from the contract liability was recognized as income. In the three and six months ended June 30, 2018, approximately $17,321 and $34,452, respectively, of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis. Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and current economic trends. The Company writes off tenant receivables when they are determined uncollectible.  At June 30, 2019, the allowance for uncollectible accounts was $4,410. At December 31, 2018, the allowance for uncollectible accounts was $13,901.

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

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of June 30, 2019 and December 31, 2018 the Company had no TRSs.

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

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2019 (were such date to represent the end of the contingency period). For the three and six months ended June 30, 2019 726,338 common shares potentially issuable to settle distributions payable were included in the calculation of basic earnings per shares. For the three and six months ended June 30, 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of dilutive earnings per share calculation, as their inclusion would be anti-dilutive.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-09, “Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  On January 1, 2019, the Company adopted ASU No. 2016-02 and the adoption did not have a material effect on the Company’s consolidated financial statements and disclosures. The Company’s operating leases, in which it is the lessor, continue to be accounted for on its balance sheet with the underlying leased asset recognized as real estate.  The Company has chosen to apply the practical expedient to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, consisting of office equipment leases, the Company recognized an initial right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments in the amount of $67,757 at January 1, 2019, which are included in prepaid expense and other assets and accounts payable and accrued expenses on the Consolidated Balance Sheets.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods. There was no cumulative impact adjustment necessary to the opening retained earnings as of January 1, 2019. For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 which will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at June 30, 2019.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning January 1, 2020. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements. Since the Company has no recorded goodwill, there is no expected impact upon adoption.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$6,050	$9,112
Stock issued pursuant to distribution reinvestment plan	8,172	10,353
Accruals for construction in process	536	987
Repayments on borrowings through refinancing	24,469	72,845
Escrow deposits funded through refinancing	580	—
Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	29,497	—
Cash paid during the period for:
Interest	$14,454	$12,564

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	June 30, 2019	December 31, 2018
Real estate taxes	$4,952	$5,107
Insurance	300	779
Capital improvements	1,198	1,358
Other	634	569
	$7,084	$7,813

Unrestricted cash designated for capital expenditures	$25,502	$28,021

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$119,028	$119,028
Building and improvements	719,385	716,839
Furniture, fixtures and equipment	24,844	23,903
Construction in progress	536	490
	863,793	860,260
Less: accumulated depreciation	(112,058)	(92,522)
	751,735	767,738
Assets Held for sale - rental properties	-	42,863
	$751,735	$810,601

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

Depreciation expense for the six months ended June 30, 2019 and 2018 was $19.7 million and $19.9 million, respectively. Depreciation expense for the three months ended June 30, 2019 and 2018 was $9.9 million and $10.1 million, respectively.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents details of the Company’s disposition activity during the six months ended June 30, 2019 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Loss Attributable to Property Sold (1)
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,143	$(249)

(1) Excludes net gain on disposition

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.3 million and $18.5 million as of June 30, 2019 and December 31, 2018; the intangible assets are reported net of accumulated amortization of $17.3 million and $18.5 million, respectively. Amortization for the three months ended June 30, 2019 and 2018 was $0 and $348,373, respectively. Amortization for the six months ended June 30, 2019 and 2018 was $0 and $696,747, respectively. Intangible assets have been fully amortized as of both June 30, 2019 and December 31, 2018.

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2019				December 31, 2018
Overton Trails Apartment Homes	$—	$—	$—	$—	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,458	—	(196)	19,262	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	—	(355)	42,295	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,271	239	(112)	17,398	17,477	291	(137)	17,631
The Brookwood - Capital One	2,590	18	(20)	2,588	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(425)	32,785	24,629	—	(233)	24,396
1000 Spalding Apartment Homes	23,968	—	(142)	23,826	24,195	—	(171)	24,024
Ravina Apartment Homes	20,141	—	(210)	19,931	26,951	—	(239)	26,712
Verdant Apartment Homes	47,845	—	(572)	47,273	37,300	—	(233)	37,067
Arcadia Apartment Homes	37,245	—	(206)	37,039	40,200	—	(256)	39,944
Grand Reserve	40,141	—	(226)	39,915	47,845	—	(606)	47,239
Montclair Terrace	26,598	—	(202)	26,396	20,312	—	(234)	20,078
81 Fifty at West Hills Apartment Homes	52,253	—	(422)	51,831	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	—	(472)	45,228	45,700	—	(506)	45,194
Windbrooke Crossing	37,515	—	(308)	37,207	37,788	—	(343)	37,445
Woods of Burnsville	38,052	—	(400)	37,652	38,250	—	(445)	37,805
Indigo Creek	40,739	—	(358)	40,381	40,789	—	(397)	40,392
Martin's Point	29,990	—	(321)	29,669	29,990	—	(351)	29,639
	$555,366	$257	$(4,947)	$550,676	$578,826	$313	$(5,497)	$573,642

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net at June 30, 2019 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	-	N/A	N/A	N/A	N/A	(8)
Uptown Buckhead	7/1/2025	2.22%	4.62%	110	63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.17%	152	47	(1) (3) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	73	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	4.04%	114	—	(1) (3) (9)
1000 Spalding Apartment Homes	1/1/2022	—	3.88%	116	60	(2) (4)
Ravina Apartment Homes	5/1/2022	—	3.76%	112	156	(2) (6)
Verdant Apartment Homes	5/1/2023	—	3.89%	169	38	(2) (4)
Arcadia Apartment Homes	5/1/2023	—	3.89%	176	41	(2) (4)
Grand Reserve	5/1/2028	1.72%	4.12%	189	88	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.85%	144	27	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.76%	283	60	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.51%	177	175	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	5.09%	212	67	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.53%	199	85	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.33%	207	57	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.26%	135	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.3980% (as of June 30, 2019) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Originated during the year ended December 31, 2018 through refinancing
(8)	Overton Trails was sold on February 28, 2019, and the associated debt was paid in its entirety at the time of sale.
(9)	Refinanced during the quarter ended June 30, 2019

On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of June 30, 2019, the net unamortized premium of $256,930 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At June 30, 2019, the weighted average interest rate of all the Company's outstanding indebtedness was 4.34%.

All mortgage notes are collateralized by first mortgage liens on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of the mortgages held.

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium and deferred financing costs, for each of the next five 12-month periods ending June 30, and thereafter, are as follows (in thousands):

2020	$6,690
2021	7,261
2022	74,672
2023	98,524
2024	161,134
Thereafter	207,085
Total principal payments	$555,366

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

June 30, 2019

(unaudited)

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

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of June 30, 2019 and December 31, 2018, accumulated amortization of deferred financing costs was $2.9 million and $2.9 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending June 30,and thereafter, is as follows (in thousands):

2020	$1,062
2021	1,045
2022	953
2023	812
2024	482
Thereafter	593
$4,947

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2018	$(444)
Designated derivatives, fair value adjustment	65
Balance, December 31, 2018	(379)
Designated derivatives, fair value adjustment	82
Balance, June 30, 2019	$(297)

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

June 30, 2019

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

Beginning March 1, 2019, the Company now participates (with other properties directly or indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

General liability loss policy: The Company participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.

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

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended June 30, 2019 and 2018.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company. The Company is obligated to reimburse the Manager of other affiliates for shared operating expenses.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	June 30, 2019	December 31, 2018
Due from related parties:
RAI and affiliates	$104	$57
	$104	$57
Due to related parties:
Advisor
Operating expense reimbursements	$3	$133
Manager
Property management fees	290	329
Operating expense reimbursements	15	97
RAI
Internal audit fees	25	25
	$333	$584

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$2,320	$2,460	$4,733	$4,920
Debt financing fees (2)	$39	$78	$39	$78
Disposition fees(5)	$—	$—	$274	$—
Operating expense reimbursements (3)	$845	$998	$1,848	$1,989

Manager
Property management fees (1)	$925	$963	$1,907	$1,900
Construction management fees (4)	$52	$174	$113	$468
Construction payroll reimbursements (4)	$32	$6	$53	$35
Operating expense reimbursements (3)	$25	$337	$70	$403

(1)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Included in Mortgage notes payable, net on the consolidated balance sheets.
(3)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).
(4)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(5)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive income (loss).

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of June 30, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

(ii)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

No Triggering Events have occurred as of June 30, 2019.

Common Stock

As of June 30, 2019, the Company had an aggregate of 60,010,312 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	9,039,872	78,706
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	65,092,534	$635,053
Shares redeemed and retired	(5,082,222)
Total shares outstanding	60,010,312

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

Redemptions

During the six months ended June 30, 2019, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)
January 2019	—	$—	—
February 2019	—	$—	—
March 2019	664	$8.97	664
April 2019	—	$—	—
May 2019	—	$—	—
June 2019	1,671	$8.34	2,335

(1)	All purchases of equity securities by the Company in the three months ended June 30, 2019 were made pursuant to the Company's share redemption program.

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

During the three months ended March 31, 2019, all redemptions were honored. As a result of the 5% limit of shares that may be repurchased under the program, during the three months ended June 30, 2019, 65.1% of redemption requests were honored. As a result, the Company had $7.2 million of outstanding and unfilled redemption requests, representing 869,626 shares.

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

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

Distributions

For the six months ended June 30, 2019, the Company paid aggregate distributions of $15.0 million, including $6.8 million of distributions paid in cash and $8.2 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share per day	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 14, 2018	$0.001643840	December 29, 2018 through January 30, 2019	January 31, 2019	$1,717	$1,412	$3,129
December 14, 2018	$0.001643840	January 31, 2019 through February 27, 2019	February 28, 2019	1,553	1,281	2,834
December 14, 2018	$0.001643840	February 28, 2019 through March 28, 2019	March 29, 2019	1,594	1,341	2,935
March 20, 2019	$0.001095890	March 29, 2019 through April 29, 2019	April 30, 2019	1,165	985	2,150
March 20, 2019	$0.001095890	April 30, 2019 through May 30, 2019	May 31, 2019	1,131	956	2,087
March 20, 2019	$0.001095890	May 31, 2019 through June 27, 2019	June 29, 2019	1,012	858	1,870
				$8,172	$6,833	$15,005

On June 11, 2019, the Board of Directors approved distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from June 28, 2019 through and including September 27, 2019, payable on July 31, 2019, August 30, 2019 and September 30, 2019. Distributions payable of $6.1 million are recorded on the consolidated balance sheet.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the six months ended June 30, 2019 (in thousands):

Total aggregate distributions paid	$15,005
Less: distributions payable at December 31, 2018	(8,878)
Add: distributions payable at June 30, 2019	6,050
Total distributions declared	$12,177

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

June 30, 2019

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Interest rate caps	$—	$25	$—	$25
	$—	$25	$—	$25

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate caps	$—	$27	$—	$27
	$—	$27	$—	$27

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The carrying amount and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$555,366	$545,506	$578,826	$580,925

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

June 30, 2019

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2019, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $203,844 will be reclassified as an increase to interest expense.

As of June 30, 2019, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	12	$431,397	July 1, 2019 through July 1, 2023

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

Asset Derivatives				Liabilities Derivatives
June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$25	Interest rate caps	$27	NA	$—	NA	$—

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 (in thousands):

Derivatives Designated as	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
Hedging Instruments	in Income	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest rate caps	Interest expense	$(71)	$(74)	$(141)	$(86)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
Relationships	June 30, 2019	June 30, 2018	(Effective Portion)	June 30, 2019	June 30, 2018
Interest rate products	$(35)	$(159)	Interest expense	$(71)	$(74)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Six Months Ended
Relationships	June 30, 2019	June 30, 2018	(Effective Portion)	June 30, 2019	June 30, 2018
Interest rate products	$(59)	$(5)	Interest expense	$(141)	$(86)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2019, the Company has not posted any collateral related to these agreements.

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its Charter, the Company must limit its total operating expenses to the greater of 2% of the average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended June 30, 2019 were in compliance with the charter-imposed limitation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2019

(unaudited)

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

Results of Operations

As of June 30, 2019, we owned 17 multifamily properties.  Through June 30, 2019, we had sold one multifamily property. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than local and national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table sets forth the results of our operations (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenues:
Rental income	$21,222	$21,747

Expenses:
Rental operating - expenses	3,238	3,968
Rental operating - payroll	1,907	1,952
Rental operating - real estate taxes	2,717	2,917
Subtotal - Rental operating expenses	7,862	8,837
Acquisition costs	—	16
Management fees	3,246	3,423
General and administrative	1,674	2,040
Loss on disposal of assets	75	132
Depreciation and amortization expense	9,867	10,404
Total expenses	22,724	24,852
Loss before net gain on disposition	(1,502)	(3,105)
Net gain on disposition of property	-	-
Income (loss) before other income (expense)	(1,502)	(3,105)
Other income (expense):
Interest income	64	32
Insurance proceeds in excess of cost basis	—	83
Interest expense	(6,671)	(6,325)
Net income (loss)	(8,109)	(9,315)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Rental income	$19,876	$-	$-	$19,876	$18,857	$1,503	$13	$20,373
Utility income	1,112	—	3	1,115	1,071	68	—	1,139
Ancillary tenant fees	231	—	—	231	226	9	—	235
Total revenues	21,219	—	3	21,222	20,154	1,580	13	21,747

Expenses:
Rental operating - expenses	3,343	7	(112)	3,238	3,686	310	(28)	3,968
Rental operating - payroll	1,907	—	—	1,907	1,814	138	—	1,952
Rental operating - real estate taxes	2,717	—	—	2,717	2,511	406	—	2,917
Subtotal - Rental operating expenses	7,967	7	(112)	7,862	8,011	854	(28)	8,837
Acquisition costs	—	—	—	—	16	—	—	16
Management fees	925	—	2,320	3,245	894	69	2,460	3,423
General and administrative	399	1	1,275	1,675	641	57	1,342	2,040
Loss on disposal of assets	75	—	—	75	126	6	—	132
Depreciation and amortization expense	9,867	—	—	9,867	9,696	708	—	10,404
Total expenses	19,233	8	3,483	22,724	19,384	1,694	3,774	24,852
Loss before net gain on disposition	1,986	(8)	(3,480)	(1,502)	770	(114)	(3,761)	(3,105)
Net gain on disposition of property	-	—	—	-	-	—
Income (loss) before other income (expense)	1,986	(8)	(3,480)	(1,502)	770	(114)	(3,761)	(3,105)

Other income (expense):
Interest income	63	—	1	64	30	1	1	32
Insurance proceeds in excess of cost basis	—	—	—	—	82	1	-	83
Interest expense	(6,654)	(14)	(3)	(6,671)	(6,303)	(304)	282	(6,325)
Net income (loss)	$(4,605)	$(22)	$(3,482)	$(8,109)	$(5,421)	$(416)	$(3,478)	$(9,315)

Revenues.  Rental income on properties owned both periods increased by $1.0 million. However, total revenues decreased by $525,000 during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as a result of the sale of Overton Trails. The net decrease was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$40	-0.7%	57
Overton Trails Apartment Homes	(1,580)	-93.6%	(1,487)
Uptown Buckhead	10	-0.5%	28
Crosstown at Chapel Hill	68	5.1%	(6)
The Brookwood	4	-2.6%	48
Adair off Addison Apartment Homes	40	3.5%	28
Montclair	57	5.3%	64
1000 Spalding Crossing	94	1.8%	79
Grand Reserve	45	2.8%	(2)
Verdant Apartment Homes	128	-0.5%	215
Arcadia Apartment Homes	72	3.0%	27
Ravina Apartment Homes	1	1.2%	(4)
81 Fifty at West Hills Apartment Homes	142	6.4%	44
The Palmer at Las Colinas	167	2.3%	92
Windbrooke Crossing	(14)	-3.0%	20
Woods of Burnsville	83	-2.0%	90
Indigo Creek	101	2.3%	55
Martin's Point	17	-3.1%	827
.	$(525)

Expenses.   Our total rental operating expenses decreased by $975,000 during the three months ended June 30, 2019 primarily as a result of the sale of Overton Trails in February 2019. The overall decrease in expenses is offset by an increase in insurance expense, which is the result of increased insurance premiums. In addition, real estate tax expenses have increased as a result of higher real property assessments.

Management fees decreased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of the sale of Overton Trails. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended June 30, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$519	$(708)	$(189)
Amortization of intangibles	(348)	-	(348)
	$171	$(708)	$(537)

The overall decrease in depreciation expense for all properties was due to the sale of Overton Trails in February 2019. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of June 30, 2019, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the three months ended June 30, 2019.

Interest expense increased by $346,000 during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as a result of one additional mortgage refinanced for a higher amount subsequent to June 30, 2018 and higher rates on variable rate debt, as well as amortization of deferred financing fees.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth the results of our operations (in thousands):

	Six Months Ended June 30,
	2019	2018
Revenues:
Rental income	$43,079	$42,827

Expenses:	-	-
Rental operating - expenses	6,369	7,269
Rental operating - payroll	3,916	3,979
Rental operating - real estate taxes	5,879	6,065
Subtotal - Rental operating expenses	16,164	17,313
Acquisition costs	-	30
Management fees	6,640	6,820
General and administrative	3,862	4,346
Loss on disposal of assets	119	263
Depreciation and amortization expense	19,668	20,593
Total expenses	46,453	49,365
Loss before net gain on disposition	(3,374)	(6,538)
Net gain on disposition of property	20,619	-
Income (loss) before other income (expense)	17,245	(6,538)
Other income (expense):	-	-
Interest income	128	69
Insurance proceeds in excess of cost basis	-	115
Interest expense	(13,785)	(11,805)
Net income (loss)	$3,588	$(18,159)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	For the six months ended June 30, 2019				For the six months ended June 30, 2018
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Rental income	$39,240	$955	$-	$40,195	$37,143	$2,944	$13	$40,100
Utility income	2,207	173	3	2,383	2,104	154	—	2,258
Ancillary tenant fees	486	15	—	501	449	20	—	469
Total revenues	41,933	1,143	3	43,079	39,696	3,118	13	42,827

Expenses:
Rental operating - expenses	6,400	130	(161)	6,369	6,888	590	(209)	7,269
Rental operating - payroll	3,751	154	11	3,916	3,790	271	(82)	3,979
Rental operating - real estate taxes	5,598	244	37	5,879	5,252	813	—	6,065
Subtotal - Rental operating expenses	15,749	528	(113)	16,164	15,930	1,674	(291)	17,313
Acquisition costs	—	—	—	—	30	—	—	30
Management fees	1,860	46	4,734	6,640	1,762	138	4,920	6,820
General and administrative	814	40	3,008	3,862	1,185	99	3,062	4,346
Loss on disposal of assets	119	—	—	119	254	9	—	263
Depreciation and amortization expense	19,668	—	—	19,668	19,195	1,398	—	20,593
Total expenses	38,210	614	7,629	46,453	38,356	3,318	7,691	49,365
Loss before net gain on disposition	3,723	529	(7,626)	(3,374)	1,340	(200)	(7,678)	(6,538)
Net gain on disposition of property	-	20,619	—	20,619	-	—
Income (loss) before other income (expense)	3,723	21,148	(7,626)	17,245	1,340	(200)	(7,678)	(6,538)

Other income (expense):
Interest income	126	—	2	128	66	2	1	69
Insurance proceeds in excess of cost basis	—	—	—	—	114	1	—	115
Interest expense	(13,004)	(778)	(3)	(13,785)	(11,505)	(582)	282	(11,805)
Net income (loss)	$(9,155)	$20,370	$(7,627)	$3,588	$(9,985)	$(779)	$(7,395)	$(18,159)

Revenues.  Rental income on properties owned both periods increased by $2.1 million, resulting in a net increase in total revenues of $252,000 during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations offset by the sale of Overton Trails and was primarily comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$59	-0.7%	138
Overton Trails Apartment Homes	(1,975)	-93.6%	(1,456)
Uptown Buckhead	44	-0.5%	151
Crosstown at Chapel Hill	164	5.1%	62
The Brookwood	33	-2.6%	183
Adair off Addison Apartment Homes	86	3.5%	116
Montclair	105	5.3%	145
1000 Spalding Crossing	194	1.8%	177
Grand Reserve	112	2.8%	79
Verdant Apartment Homes	271	-0.5%	335
Arcadia Apartment Homes	122	3.0%	86
Ravina Apartment Homes	5	1.2%	85
81 Fifty at West Hills Apartment Homes	255	6.4%	119
The Palmer at Las Colinas	282	2.3%	172
Windbrooke Crossing	32	-3.0%	154
Woods of Burnsville	254	-2.0%	259
Indigo Creek	160	2.3%	126
Martin's Point	49	-3.1%	143
	252

Expenses.   Our total rental operating expenses decreased by $1.1 million during the six months ended June 30, 2019 primarily as a result of the sale of Overton Trails in February 2019. The overall decrease in expenses is offset by an increase in insurance expense, which is the result of increased insurance premiums. In addition, real estate tax expenses have increased as a result of higher real property assessments.

Management fees decreased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of the sale of Overton Trails. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the six months ended June 30, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$1,170	$(1,398)	$(228)
Amortization of intangibles	(697)	-	(697)
	$473	$(1,398)	$(925)

The overall decrease in depreciation expense for all properties was due to the sale of Overton Trails in February 2019. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of June 30, 2019, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the six months ended June 30, 2019.

Interest expense increased by $2.0 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of two mortgages refinanced for higher amounts subsequent to June 30, 2018 and higher rates on variable rate debt, as well as amortization of deferred financing fees.

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

Capital Expenditures

We deployed a total of $3.8 million during the six months ended June 30, 2019 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital
	June 30, 2019	budgeted
Crosstown at Chapel Hill	$454	$1,254
The Brookwood	306	3,176
1000 Spalding Apartment Homes	345	346
Montclair Terrace	139	2,558
Grand Reserve	267	499
Verdant Apartment Homes	193	197
81 Fifty at West Hills Apartment Homes	364	2,712
The Palmer at Las Colinas	768	4,306
The Woods at Burnsville	238	208
Indigo Creek	148	475
All other properties	559	9,771
	$3,781	$25,502

Common Stock

As of June 30, 2019, we had an aggregate of 60,010,312 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	9,039,872	78,706
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	65,092,534	$635,053
Shares redeemed and retired	(5,082,222)
Total shares outstanding	60,010,312

Mortgage Debt

The following is a summary of our mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2019				December 31, 2018
Overton Trails Apartment Homes	$—	$—	$—	$—	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,458	—	(196)	19,262	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	—	(355)	42,295	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,271	239	(112)	17,398	17,477	291	(137)	17,631
The Brookwood - Capital One	2,590	18	(20)	2,588	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(425)	32,785	24,629	—	(233)	24,396
1000 Spalding Apartment Homes	23,968	—	(142)	23,826	24,195	—	(171)	24,024
Ravina Apartment Homes	20,141	—	(210)	19,931	26,951	—	(239)	26,712
Verdant Apartment Homes	47,845	—	(572)	47,273	37,300	—	(233)	37,067
Arcadia Apartment Homes	37,245	—	(206)	37,039	40,200	—	(256)	39,944
Grand Reserve	40,141	—	(226)	39,915	47,845	—	(606)	47,239
Montclair Terrace	26,598	—	(202)	26,396	20,312	—	(234)	20,078
81 Fifty at West Hills Apartment Homes	52,253	—	(422)	51,831	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	—	(472)	45,228	45,700	—	(506)	45,194
Windbrooke Crossing	37,515	—	(308)	37,207	37,788	—	(343)	37,445
Woods of Burnsville	38,052	—	(400)	37,652	38,250	—	(445)	37,805
Indigo Creek	40,739	—	(358)	40,381	40,789	—	(397)	40,392
Martin's Point	29,990	—	(321)	29,669	29,990	—	(351)	29,639
	$555,366	$257	$(4,947)	$550,676	$578,826	$313	$(5,497)	$573,642

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	-	N/A	N/A	N/A	N/A	(8)
Uptown Buckhead	7/1/2025	2.22%	4.62%	110	63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	4.17%	152	47	(1) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	73	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	4.04%	114	—	(1) (3) (9)
1000 Spalding Apartment Homes	1/1/2022	—	3.88%	116	60	(2) (4)
Ravina Apartment Homes	5/1/2022	—	3.76%	112	156	(2) (6)
Verdant Apartment Homes	5/1/2023	—	3.89%	169	38	(2) (4)
Arcadia Apartment Homes	5/1/2023	—	3.89%	176	41	(2) (4)
Grand Reserve	5/1/2028	1.72%	4.12%	189	88	(1) (3) (4) (7)
Montclair Terrace	6/1/2023	2.45%	4.85%	144	27	(1) (3) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.76%	283	60	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	4.51%	177	175	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	5.09%	212	67	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	4.53%	199	85	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	4.33%	207	57	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	4.26%	135	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.39800% (as of June 30, 2019) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly principal and interest payment required
(7)	Originated during the year ended December 31, 2018 through refinancing
(8)	Overton Trails was sold on February 28, 2019 and the associated debt was paid in its entirety at the time of sale.
(9)	Refinanced during the quarter ended June 30, 2019

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of June 30, 2019, the net unamortized fair value of debt was $256,930 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At June 30, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.34%

Operating Properties

As of June 30, 2019, our wholly-owned interests in multifamily properties were as follows:

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

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended June 30, 2019 did not exceed the charter imposed limitation.

Distributions

For the three months ended June 30, 2019, we paid aggregate distributions of $6.1 million, including $2.8 million of distributions paid in cash and $3.3 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended June 30, 2019 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$4,034	$4,864	$8,898	$1,694	$6,132	$0.00164384	$1,694/19%	$7,204/81%
Second Quarter	2,799	3,308	6,107	1,230	$6,045	$0.00109589	$1,230/20%	$4,877/80%
	$6,833	$8,172	$15,005	$2,924

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	20,692	16,175	36,867
2019	0.00131507	8,172	6,833	15,005
		$78,796	$57,896	$136,692

Our net income for the six months ended June 30, 2019 was $3.6 million and net cash provided by operating activities was $2.9 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

On June 11, 2019, the Board of Directors approved distributions in an amount of $0.00109589 per share of common stock for stockholders of record each day in the period from June 28, 2019 through and including September 27, 2019, payable on July 31, 2019, August 30, 2019 and September 30, 2019. Distributions payable of $6.1 million are recorded on the consolidated balance sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) – GAAP	$(8,109)	$(9,315)	$3,588	$(18,159)
Net gain in disposition of property	-	-	(20,619)	-
Depreciation expense	9,867	10,056	19,668	19,896
FFO	1,758	741	2,637	1,737
Adjustments for straight-line rents	98	91	233	163
Fair value adjustment for cancelable swap	—	(82)	—	(287)
Amortization of intangible lease assets	—	348	—	697
Acquisition costs	—	16	—	30
MFFO	1,856	1,114	2,870	2,340
Net gain on disposition of property	-	-	20,619	-
AFFO	$1,856	$1,114	$23,489	$2,340
Basic and diluted net income (loss) per common share - GAAP	$(0.13)	$(0.15)	$0.06	$(0.30)
FFO per share	$0.03	$0.01	$0.04	$0.03
MFFO per share	$0.03	$0.02	$0.05	$0.04
AFFO per share	$0.03	$0.02	$0.38	$0.04
Weighted average shares outstanding	61,467	60,483	61,491	60,732

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any off-balance sheet arrangements or obligations.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 14 interest rate caps that were designated as cash flow hedges during the years 2014 through 2023. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of June 30, 2019 and December 31, 2018, we had $403.5 million and $425.7 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended June 30, 2019 and the year ended December 31, 2018, our annual interest expense would have increased by approximately $4.6 million and $4.5 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of June 30, 2019 and December 31, 2018, we had $147.2 million and $148.0 million, respectively, in fixed rate outstanding borrowings. As of June 30, 2019 and December 31, 2018, our fixed rate outstanding borrowings had an estimated aggregate fair value of $145.9 million and $137.4 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2019 and December 31, 2018, the fair value of these fixed rate outstanding borrowings would have decreased by $4.3 million and $4.7 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the three months ended June 30, 2019 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

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

During the three months ended June 30, 2019, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	—	(2)
February 2019	—	$—	—	(2)
March 2019	664	$8.97	664	(2)
April 2019	—	$—	—	(2)
May 2019	—	$—	—	(2)
June 2019	1,671	$8.34	2,335	(2)

(1)	All purchases of equity securities by us in the three months ended June 30, 2019 were made pursuant to our share redemption program.
(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.

During the three months ended March 31, 2019, all redemption requests were honored. As a result of the 5% limit of shares that may be repurchased under the program, during the three months ended June 30, 2019, 65.1% of all redemption requests were honored. As a result, we had $7.2 million of outstanding and unfilled redemption requests, representing 869,626 shares.

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
101.1

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

August 9, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 9, 2019	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)