Form 10-Q
period 2019-09-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2019-11-08
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, there were 60,075,808 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$742,999	$767,738
Assets held for sale - rental properties	-	42,863
	742,999	810,601

Cash	46,739	40,175
Restricted cash	7,058	7,813
Subtotal - cash and restricted cash	53,797	47,988
Tenant receivables, net	127	73
Due from related parties	-	57
Prepaid expenses and other assets	2,436	2,009
Total assets	$799,359	$860,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$549,357	$573,642
Accounts payable and accrued expenses	13,666	12,046
Due to related parties	355	584
Tenant prepayments	539	642
Security deposits	1,489	1,470
Distributions payable	6,174	8,878
Total liabilities	571,580	597,262

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized; and 59,936,183 and 61,378,367 shares outstanding, respectively)	598	612
Additional paid-in capital	527,146	539,493
Accumulated other comprehensive loss	(249)	(379)
Accumulated deficit	(299,717)	(276,261)
Total stockholders’ equity	227,779	263,466
Total liabilities and stockholders’ equity	$799,359	$860,728

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$21,312	$22,184	$64,391	$65,011

Expenses:
Rental operating - expenses	3,800	3,790	10,169	11,059
Rental operating - payroll	1,915	2,063	5,831	6,042
Rental operating - real estate taxes	2,925	3,084	8,804	9,149
Subtotal - Rental operating expenses	8,640	8,937	24,804	26,250
Acquisition costs	—	—	—	30
Management fees	3,324	3,453	9,964	10,273
General and administrative	1,897	1,824	5,759	6,170
Loss on disposal of assets	30	119	149	382
Depreciation and amortization expense	9,912	10,383	29,580	30,976
Total expenses	23,803	24,716	70,256	74,081
Loss before net gain on disposition	(2,491)	(2,532)	(5,865)	(9,070)
Net gain on disposition of property	-	-	20,619	-
Income (loss) before other income (expense)	(2,491)	(2,532)	14,754	(9,070)
Other income (expense):
Interest income	60	34	188	103
Insurance proceeds in excess of cost basis	—	—	-	115
Interest expense	(6,257)	(6,376)	(20,042)	(18,181)
Net income (loss)	(8,688)	(8,874)	(5,100)	(27,033)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	48	21	130	101
Comprehensive income (loss)	$(8,640)	$(8,853)	$(4,970)	$(26,932)

Weighted average common shares outstanding	60,237	61,106	61,015	60,857

Basic and diluted net income (loss) per common share	$(0.14)	$(0.15)	$(0.08)	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2019	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	570	6	—	—	4,858	—	—	4,864
Distributions declared	—	—	—	—	—	—	(6,132)	(6,132)
Common stock redemptions	(664)	(7)	—	—	(5,946)	—	—	(5,953)
Designated derivatives, fair value adjustment	—	—	—	—	—	32	—	32
Net income	—	—	—	—	—	—	11,697	11,697
Balance, at March 31, 2019	61,285	$611	50	$1	$538,405	$(347)	$(270,696)	$267,974
Common stock issued through distribution reinvestment plan	397	4	—	—	3,304	—	—	3,308
Distributions declared	—	—	—	—	—	—	(6,045)	(6,045)
Common stock redemptions	(1,671)	(16)	—	—	(13,930)	—	—	(13,946)
Designated derivatives, fair value adjustment	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(8,109)	(8,109)
Balance, at June 30, 2019	60,011	$599	50	$1	$527,779	$(297)	$(284,850)	$243,232
Common stock issued through distribution reinvestment plan	392	4	—	—	3,265	—	—	3,269
Distributions declared	—	—		—	—	—	(6,179)	(6,179)
Common stock redemptions	(467)	(5)	—	—	(3,898)	—	—	(3,903)
Designated derivatives, fair value adjustment	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(8,688)	(8,688)
Balance, at September 30, 2019	59,936	$598	50	$1	$527,146	$(249)	$(299,717)	$227,779

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Continued)

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	403	4	—	—	3,481	—	—	3,485
Distributions declared	—	—	—	—	—	—	(9,145)	(9,145)
Common stock redemptions	(350)	(3)	—	—	(3,076)	—	—	(3,079)
Designated derivatives, fair value adjustment	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(8,844)	(8,844)
Balance, at March 31, 2018	60,835	$607	50	$1	$535,088	$(278)	$(222,175)	$313,243
Common stock issued through distribution reinvestment plan	796	8	—	—	6,860	—	—	6,868
Distributions declared	—	—	—	—	—	—	(9,129)	(9,129)
Common stock redemptions	(719)	(8)	—	—	(6,315)	—	—	(6,323)
Designated derivatives, fair value adjustment	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	(9,315)	(9,315)
Balance, at June 30, 2018	60,912	$607	50	$1	$535,633	$(364)	$(240,619)	$295,258
Common stock issued through distribution reinvestment plan	590	6	—	—	5,089	—	—	5,095
Distributions declared	—	—	—	—	—	—	(9,457)	(9,457)
Common stock redemptions	(482)	(5)	—	—	(4,256)	—	—	(4,261)
Designated derivatives, fair value adjustment	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(8,874)	(8,874)
Balance, at September 30, 2018	61,020	$608	50	$1	$536,466	$(343)	$(258,950)	$277,782

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,100)	$(27,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	149	382
Net gain on disposition of property	(20,619)	-
Casualty loss	478	-
Depreciation and amortization	29,580	30,976
Amortization of deferred financing costs	837	1,049
Amortization of mortgage premiums	(85)	(87)
Change in fair value of interest rate cap	-	55
Changes in operating assets and liabilities:
Tenant receivables, net	(54)	(9)
Due from related parties	56	16
Prepaid expenses and other assets	(158)	(411)
Due to related parties	(229)	(61)
Accounts payable and accrued expenses	2,584	(48)
Tenant prepayments	(78)	75
Security deposits	74	130
Net cash provided by operating activities	7,435	5,034

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	32,882	-
Capital expenditures	(5,536)	(12,404)
Net cash provided by (used in) investing activities	27,346	(12,404)

Cash flows from financing activities:
Redemptions of common stock	(23,802)	(13,663)
Payment of deferred financing costs	(445)	(503)
Proceeds from borrowings on mortgage notes payable	8,946	17,439
Repayments on mortgage notes payable	(4,040)	(3,468)
Purchase of interest rate caps	(11)	(66)
Distributions paid on common stock	(9,620)	(11,966)
Net cash used in financing activities	(28,972)	(12,227)
Net increase (decrease) in cash and restricted cash	5,809	(19,597)
Cash and restricted cash at beginning of period	47,988	76,895
Cash and restricted cash at end of period	$53,797	$57,298

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	September 30,
	2019	2018
Cash	$46,739	$49,321
Restricted cash	7,058	7,977
Total cash and restricted cash shown in the consolidated statement of cash flows	$53,797	$57,298

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

As of September 30, 2019, a total of 59,936,183 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $638.3 million. As of September 30, 2019, the Company had issued 9,432,245 shares for $82.0 million pursuant to its distribution reinvestment plan.

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

The Company is organized and conducts its operations in a manner intended to allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company also operates its business in a manner intended to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The consolidated financial statements and the information and tables contained in the notes thereto, as of September 30, 2019, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the nine months ended September 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

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

September 30, 2019

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of September 30, 2019, the Company had no rental properties included in assets held for sale. As of December 31, 2018, the Company had $42.9 million on the consolidated balance sheet presented as assets held for sale.

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

Concentration of Risk

As of September 30, 2019, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represent approximately 19.6%, 18.9%, 15.6%, 14.1% and 9.1% of the portfolio. This concentration makes the Company particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The Company did not recognize any impairment charges during the nine months ended September 30, 2019 and 2018.

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

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

The Company measures the aggregate value of in-place leases acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are determined by independent appraisers. Factors to be considered in the analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The future minimum rental payments to be received from noncancelable operating leases are $47.3 million and $258,009 for the 12-month periods ending September 30, 2020 and 2021, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements, other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined based upon the lease being determined the predominant component.  The Company also has revenues sharing arrangements of cable income from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2019 and December 31, 2018 is a

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

$592,000 and $666,000 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes income from these contracts on a straight line basis over the contract periods of 10 years to 12 years. In the three and nine months ended September 30, 2019, approximately $28,000 and $120,000, respectively, of revenue from the contract liability was recognized as income. In the three and nine months ended September 30, 2018, approximately $18,000 and $53,000, respectively, of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis. Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and current economic trends. The Company writes off tenant receivables when they are determined uncollectible.  At September 30, 2019, the allowance for uncollectible accounts was $17,295. At December 31, 2018, the allowance for uncollectible accounts was $13,901.

Income Taxes

The Company elected to be taxed as a REIT, commencing with its taxable year ended December 31, 2014. To maintain its REIT qualification under the Code, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from GAAP net income because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of September 30, 2019 and December 31, 2018 the Company did not treat any of its subsidiaries as a TRS.

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

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2015 and prior.

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2019 (were such date to represent the end of the contingency period). For the three and nine months ended September 30, 2019 741,211 common shares potentially issuable to settle distributions payable were included in the calculation of basic earnings per shares. For the three and nine months ended September 30, 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of dilutive earnings per share calculation, as their inclusion would be anti-dilutive.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

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

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 which will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at September 30, 2019.

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

September 30, 2019

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

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2018-19 is effective on January 1, 2020, with early adoption permitted. The Company is evaluating this guidance; however, it does not expect that adoption of ASU 2018-19 will have a significant impact on its consolidated financial statements. Information regarding the adoption of ASC 842 is described above.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$6,174	$9,429
Stock issued pursuant to distribution reinvestment plan	11,441	15,448
Accruals for construction in process	1,353	1,102
Repayments on borrowings through refinancing	24,469	72,845
Escrow deposits funded through refinancing	580	—
Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	29,497	—
Cash paid during the period for:
Interest	$21,114	$19,004

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	September 30, 2019	December 31, 2018
Real estate taxes	$5,233	$5,107
Insurance	624	779
Capital improvements	862	1,358
Other	339	569
	$7,058	$7,813

Unrestricted cash designated for capital expenditures	$25,114	$28,021

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$119,028	$119,028
Building and improvements	719,275	716,839
Furniture, fixtures and equipment	25,209	23,903
Construction in progress	1,359	490
	864,871	860,260
Less: accumulated depreciation	(121,872)	(92,522)
	742,999	767,738
Assets Held for sale - rental properties	-	42,863
	$742,999	$810,601

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $29.6 million and $30.2 million, respectively. Depreciation expense for the three months ended September 30, 2019 and 2018 was $9.9 million and $10.3 million, respectively.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents details of the Company’s disposition activity during the nine months ended September 30, 2019 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Loss Attributable to Property Sold (1)
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,143	$(249)

(1) Excludes net gain on disposition

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.3 million and $18.5 million as of September 30, 2019 and December 31, 2018; the intangible assets are reported net of accumulated amortization of $17.3 million and $18.5 million, respectively. Amortization for the three months ended September 30, 2019 and 2018 was $0 and $116,124, respectively. Amortization for nine months ended September 30, 2019 and 2018 was $0 and $812,871, respectively. Intangible assets have been fully amortized as of both September 30, 2019 and December 31, 2018.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	September 30, 2019				December 31, 2018
Overton Trails Apartment Homes	$—	$—	$—	$—	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,361	—	(187)	19,174	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	—	(340)	42,310	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,169	212	(99)	17,282	17,477	291	(137)	17,631
The Brookwood - Capital One	2,578	16	(17)	2,577	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(395)	32,815	24,629	—	(233)	24,396
1000 Spalding Crossing	23,853	—	(127)	23,726	24,195	—	(171)	24,024
Montclair Terrace	20,054	—	(196)	19,858	20,312	—	(234)	20,078
Grand Reserve	47,845	—	(556)	47,289	47,845	—	(606)	47,239
Verdant Apartment Homes	37,080	—	(193)	36,887	37,300	—	(233)	37,067
Arcadia Apartment Homes	39,963	—	(210)	39,753	40,200	—	(256)	39,944
Ravina Apartment Homes	26,421	—	(183)	26,238	26,951	—	(239)	26,712
81 Fifty at West Hills Apartment Homes	52,055	—	(395)	51,660	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	—	(455)	45,245	45,700	—	(506)	45,194
Windbrooke Crossing	37,378	—	(290)	37,088	37,788	—	(343)	37,445
Woods of Burnsville	37,907	—	(377)	37,530	38,250	—	(445)	37,805
Indigo Creek	40,580	—	(339)	40,241	40,789	—	(397)	40,392
Martin's Point	29,990	—	(306)	29,684	29,990	—	(351)	29,639
	$553,794	$228	$(4,665)	$549,357	$578,826	$313	$(5,497)	$573,642

The following table presents additional information about the Company's mortgage notes payable, net at September 30, 2019 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	4.24%	$105	$63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	3.79%	142	47	(1) (3) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	54	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	3.66%	107	81	(1) (3) (4) (9)
1000 Spalding Crossing	1/1/2022	—	3.88%	116	52	(2) (6)
Montclair Terrace	6/1/2023	2.45%	4.47%	107	27	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	3.74%	157	88	(1) (3) (4) (7)
Verdant Apartment Homes	5/1/2023	-	3.89%	176	37	(2) (6)
Arcadia Apartment Homes	5/1/2023	-	3.89%	189	35	(2) (6)
Ravina Apartment Homes	5/1/2022	-	3.76%	144	156	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.38%	269	60	(1) (3) (6)
The Palmer at Las Colinas	9/1/2026	2.11%	4.13%	166	175	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.71%	201	66	(1) (3) (6)
Woods of Burnsville	2/1/2024	2.13%	4.15%	190	84	(1) (3) (6)
Indigo Creek	5/1/2024	1.93%	3.95%	199	52	(1) (3) (6)
Martin's Point	11/1/2024	1.86%	3.88%	142	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.0156% (as of September 30, 2019) plus a fixed margin
(2)	Fixed rate
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

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of September 30, 2019, the net unamortized premium of $228,524 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At September 30, 2019, the weighted average interest rate of all the Company's outstanding indebtedness was 4.05%.

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

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium and deferred financing costs, for each of the next five 12-month periods ending September 30, and thereafter, are as follows (in thousands):

2020	$6,901
2021	7,616
2022	74,635
2023	146,779
2024	111,996
Thereafter	205,867
Total principal payments	$553,794

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

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of September 30, 2019 and December 31, 2018, accumulated amortization of deferred financing costs was $3.2 million and $2.9 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending September 30, and thereafter, is as follows (in thousands):

2020	$1,056
2021	1,039
2022	902
2023	740
2024	422
Thereafter	506
$4,665

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2018	$(444)
Designated derivatives, fair value adjustment	65
Balance, December 31, 2018	(379)
Designated derivatives, fair value adjustment	130
Balance, September 30, 2019	$(249)

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

Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of (i) one-half of the aggregate brokerage commission paid, or if none is paid, the amount that customarily would be paid at a market rate or (ii) 2.0% of the contract sales price.

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

Relationship with RAI and C-III

Property loss pool: The Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy, until February 28, 2019. Substantially all of the receivables from related parties at December 31, 2018 represented insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which were returned to the Company. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

catastrophic insurance policy, which covered claims up to $250 million, after either a $25,000 or $100,000 deductible per incident, depending on location and/or type of loss.

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

Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments. The Manager subcontracts certain services to an unaffiliated third-party and pays for those services from its property management fee.

Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended September 30, 2019 and 2018.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company. The Company is obligated to reimburse the Manager of other affiliates for shared operating expenses.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	September 30, 2019	December 31, 2018
Due from related parties:
RAI and affiliates	$-	$57
	$-	$57
Due to related parties:
Advisor
Operating expense reimbursements	$15	$133
Manager
Property management fees	337	329
Operating expense reimbursements	3	97
RAI
Internal audit fees	-	25
	$355	$584

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$2,321	$2,460	$7,054	$7,380
Debt financing fees (2)	$—	$—	$39	$78
Disposition fees(5)	$—	$—	$274	$—
Operating expense reimbursements (3)	$834	$809	$2,682	$2,798

Manager
Property management fees (1)	$1,003	$993	$2,910	$2,893
Construction management fees (4)	$37	$212	$150	$680
Construction payroll reimbursements (4)	$7	$29	$61	$64
Operating expense reimbursements (3)	$—	$48	$70	$451

(1)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Included in Mortgage notes payable, net on the consolidated balance sheets.
(3)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).
(4)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(5)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive income (loss).

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of September 30, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of September 30, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

(ii)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

No Triggering Events have occurred as of September 30, 2019.

Common Stock

As of September 30, 2019, the Company had an aggregate of 59,936,183 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	9,432,245	81,971
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	65,484,907	$638,318
Shares redeemed and retired	(5,548,724)
Total shares outstanding	59,936,183

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

Redemptions

During the nine months ended September 30, 2019, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)
January 2019	—	$—	—
February 2019	—	$—	—
March 2019	664	$8.97	664
April 2019	—	$—	—
May 2019	—	$—	—
June 2019	1,671	$8.34	2,335
July 2019	—	$—	—
August 2019	—	$—	—
September 2019	467	$8.36	2,802

(1)	All purchases of equity securities by the Company in the three months ended September 30, 2019 were made pursuant to the Company's share redemption program.

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

During the three months ended September 30, 2019, not all redemptions were honored. As a result of the 5% limit of shares that may be repurchased under the program, during the three months ended September 30, 2019, 30.1% of redemption requests were honored. As a result, the Company had $9.0 million of outstanding and unfilled redemption requests, representing 1,075,652 shares.

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

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

Distributions

For the nine months ended September 30, 2019, the Company paid aggregate distributions of $21.1 million, including $9.6 million of distributions paid in cash and $11.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share per day	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 14, 2018	$0.001643840	December 29, 2018 through January 30, 2019	January 31, 2019	$1,717	$1,412	$3,129
December 14, 2018	$0.001643840	January 31, 2019 through February 27, 2019	February 28, 2019	$1,553	$1,281	$2,834
December 14, 2018	$0.001643840	February 28, 2019 through March 28, 2019	March 29, 2019	$1,594	$1,341	$2,935
March 20, 2019	$0.001095890	March 29, 2019 through April 29, 2019	April 30, 2019	$1,165	$985	$2,150
March 20, 2019	$0.001095890	April 30, 2019 through May 30, 2019	May 31, 2019	$1,131	$956	$2,087
March 20, 2019	$0.001095890	May 31, 2019 through June 27, 2019	June 29, 2019	$1,012	$858	$1,870
June 11, 2019	$0.001095890	June 28, 2019 through July 30, 2019	July 31, 2019	$1,174	$996	$2,170
June 11, 2019	$0.001095890	July 31 2019 through August 29, 2019	August 30, 2019	$1,069	$909	$1,978
June 11, 2019	$0.001095890	August 30, 2019 through September 27, 2019	September 30, 2019	$1,026	$881	$1,907
				$11,441	$9,619	$21,060

On September 10, 2019, the Board of Directors approved distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from September 28, 2019 through and including December 30, 2019, payable on October 31, 2019, November 27, 2019 and December 31, 2019. Distributions payable of $6.2 million are recorded on the consolidated balance sheet.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the nine months ended September 30, 2019 (in thousands):

Total aggregate distributions paid	$21,060
Less: distributions payable at December 31, 2018	(8,878)
Add: distributions payable a September 30, 2019	6,174
Total distributions declared	$18,356

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

September 30, 2019

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Interest rate caps	$—	$9	$—	$9
	$—	$9	$—	$9

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate caps	$—	$27	$—	$27
	$—	$27	$—	$27

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The carrying amount and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$553,794	$546,577	$578,826	$580,925

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2019, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $161,472 will be reclassified as an increase to interest expense.

As of September 30, 2019, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	11	$408,632	January 1, 2020 through July 1, 2023

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

Asset Derivatives				Liabilities Derivatives
September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$9	Interest rate caps	$27	NA	$—	NA	$—

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

(unaudited)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Derivatives Designated as	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
Hedging Instruments	in Income	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest rate caps	Interest expense	$(63)	$(30)	$(205)	$(116)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
Relationships	September 30, 2019	September 30, 2018	(Effective Portion)	September 30, 2019	September 30, 2018
Interest rate products	$(48)	$(9)	Interest expense	$(63)	$(30)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Nine Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Nine Months Ended
Relationships	September 30, 2019	September 30, 2018	(Effective Portion)	September 30, 2019	September 30, 2018
Interest rate products	$(130)	$(15)	Interest expense	$(205)	$(116)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2019, the Company has not posted any collateral related to these agreements.

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its Charter, the Company must limit its total operating expenses to the greater of 2% of the average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended September 30, 2019 were in compliance with the charter-imposed limitation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2019

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

Results of Operations

As of September 30, 2019, we owned 17 multifamily properties. Through September 30, 2019, we had sold one multifamily property. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than local and national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or income to be derived from the operation of such assets or those that we expect to acquire.

Three months ended September 30, 2019 Compared to the Three months ended September 30, 2018

The following table sets forth the results of our operations (in thousands):

	Three Months Ended September 30,
	2019	2018
Revenues:
Rental income	$21,312	$22,184

Expenses:
Rental operating - expenses	3,800	3,790
Rental operating - payroll	1,915	2,063
Rental operating - real estate taxes	2,925	3,084
Subtotal - Rental operating expenses	8,640	8,937
Acquisition costs	—	—
Management fees	3,324	3,453
General and administrative	1,897	1,824
Loss on disposal of assets	30	119
Depreciation and amortization expense	9,912	10,383
Total expenses	23,803	24,716
Loss before net gain on disposition	(2,491)	(2,532)
Net gain on disposition of property	-	-
Income (loss) before other income (expense)	(2,491)	(2,532)
Other income (expense):
Interest income	60	34
Insurance proceeds in excess of cost basis	—	—
Interest expense	(6,257)	(6,376)
Net income (loss)	(8,688)	(8,874)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold between either of the periods presented and Company level expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Rental income	$19,992	$-	$-	$19,992	$19,222	$1,557	$(13)	$20,766
Utility income	1,100	—	—	1,100	1,056	67	—	1,123
Ancillary tenant fees	220	—	—	220	279	16	—	295
Total revenues	21,312	—	—	21,312	20,557	1,640	(13)	22,184

Expenses:
Rental operating - expenses	3,775	—	25	3,800	3,355	301	134	3,790
Rental operating - payroll	1,915	—	—	1,915	1,918	145	—	2,063
Rental operating - real estate taxes	2,925	—	—	2,925	2,678	406	—	3,084
Subtotal - Rental operating expenses	8,615	—	25	8,640	7,951	852	134	8,937
Acquisition costs	—	—	—	—	—	—	—	—
Management fees	1,004	—	2,320	3,324	921	72	2,460	3,453
General and administrative	546	—	1,351	1,897	486	40	1,298	1,824
Loss on disposal of assets	30	—	—	30	117	2	—	119
Depreciation and amortization expense	9,912	—	—	9,912	9,673	710	—	10,383
Total expenses	20,107	—	3,696	23,803	19,148	1,676	3,892	24,716
Gain (loss)before net gain on disposition	1,205	-	(3,696)	(2,491)	1,409	(36)	(3,905)	(2,532)
Net gain on disposition of property	-	—	—	-	-	—
Income (loss) before other income (expense)	1,205	—	(3,696)	(2,491)	1,409	(36)	(3,905)	(2,532)

Other income (expense):
Interest income	59	—	1	60	32	1	1	34
Insurance proceeds in excess of cost basis	—	—	—	—	-	-	-	—
Interest expense	(6,260)	—	3	(6,257)	(5,776)	(318)	(282)	(6,376)
Net income (loss)	$(4,996)	$-	$(3,692)	$(8,688)	$(4,335)	$(353)	$(4,186)	$(8,874)

Revenues.  Rental income on the 17 properties we owned both periods increased by $770,000 during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$17	3.4%	46
Uptown Buckhead	25	-3.7%	72
Crosstown at Chapel Hill	59	-1.2%	(9)
The Brookwood	40	-3.5%	64
Adair off Addison Apartment Homes	13	0.4%	11
1000 Spalding Crossing	31	-1.1%	13
Montclair	77	3.1%	99
Grand Reserve	47	3.3%	32
Verdant Apartment Homes	26	-3.7%	43
Arcadia Apartment Homes	(2)	-1.6%	15
Ravina Apartment Homes	109	4.1%	62
81 Fifty at West Hills Apartment Homes	84	-2.5%	64
The Palmer at Las Colinas	169	3.6%	111
Windbrooke Crossing	(37)	-6.0%	52
Woods of Burnsville	54	-2.0%	87
Indigo Creek	66	2.7%	27
Martin's Point	(8)	-5.7%	863
.	$770

Expenses.   Our total rental operating expenses decreased by $299,000 during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily driven by a $148,000 decrease in payroll and a $160,000 decrease in real estate taxes.

Management fees decreased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily as the result of the sale of Overton Trails. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$355	$(710)	$(355)
Amortization of intangibles	(116)	-	(116)
	$239	$(710)	$(471)

The overall decrease in depreciation expense for all properties was due to the sale of Overton Trails in February 2019. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of September 30, 2019, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the three months ended September 30, 2019.

Interest expense decreased by $119,000 during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily as a result of the sale of Overton Trails in February 2019, offset by one additional mortgage, which was refinanced for a higher amount subsequent to September 30, 2018.

Nine months ended September 30, 2019 Compared to the Nine months ended September 30, 2018

The following table sets forth the results of our operations (in thousands):

	Nine Months Ended September 30,
	2019	2018
Revenues:
Rental income	$64,391	$65,011

Expenses:	-	-
Rental operating - expenses	10,169	11,059
Rental operating - payroll	5,831	6,042
Rental operating - real estate taxes	8,804	9,149
Subtotal - Rental operating expenses	24,804	26,250
Acquisition costs	-	30
Management fees	9,964	10,273
General and administrative	5,759	6,170
Loss on disposal of assets	149	382
Depreciation and amortization expense	29,580	30,976
Total expenses	70,256	74,081
Loss before net gain on disposition	(5,865)	(9,070)
Net gain on disposition of property	20,619	-
Income (loss) before other income (expense)	14,754	(9,070)
Other income (expense):	-	-
Interest income	188	103
Insurance proceeds in excess of cost basis	-	115
Interest expense	(20,042)	(18,181)
Net income (loss)	$(5,100)	$(27,033)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold between either of the periods presented and company level expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the nine months ended September 30, 2019				For the nine months ended September 30, 2018
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Rental income	$59,232	$955	$-	$60,187	$56,365	$4,501	$—	$60,866
Utility income	3,307	173	3	3,483	3,159	222	—	3,381
Ancillary tenant fees	706	15	—	721	729	35	—	764
Total revenues	63,245	1,143	3	64,391	60,253	4,758	-	65,011

Expenses:
Rental operating - expenses	10,175	130	(136)	10,169	10,243	891	(75)	11,059
Rental operating - payroll	5,666	154	11	5,831	5,706	417	(81)	6,042
Rental operating - real estate taxes	8,523	244	37	8,804	7,930	1,219	—	9,149
Subtotal - Rental operating expenses	24,364	528	(88)	24,804	23,879	2,527	(156)	26,250
Acquisition costs	—	—	—	—	30	—	—	30
Management fees	2,864	46	7,054	9,964	2,683	210	7,380	10,273
General and administrative	1,359	40	4,360	5,759	1,670	140	4,360	6,170
Loss on disposal of assets	149	—	—	149	371	11	—	382
Depreciation and amortization expense	29,580	—	—	29,580	28,868	2,108	—	30,976
Total expenses	58,316	614	11,326	70,256	57,501	4,996	11,584	74,081
Loss before net gain on disposition	4,929	529	(11,323)	(5,865)	2,752	(238)	(11,584)	(9,070)
Net gain on disposition of property	-	20,619	—	20,619	-	—
Income (loss) before other income (expense)	4,929	21,148	(11,323)	14,754	2,752	(238)	(11,584)	(9,070)

Other income (expense):
Interest income	185	—	3	188	99	2	2	103
Insurance proceeds in excess of cost basis	—	—	—	—	114	1	—	115
Interest expense	(19,264)	(778)	—	(20,042)	(17,281)	(900)	—	(18,181)
Net income (loss)	$(14,150)	$20,370	$(11,320)	$(5,100)	$(14,316)	$(1,135)	$(11,582)	$(27,033)

Revenues.  Rental income on the 17 properties we owned both periods increased by $2.9 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$57	3.4%	50
Uptown Buckhead	82	-3.7%	75
Crosstown at Chapel Hill	209	-1.2%	2
The Brookwood	83	-3.5%	47
Adair off Addison Apartment Homes	94	0.4%	45
Montclair	257	-1.1%	31
1000 Spalding Crossing	130	3.1%	118
Grand Reserve	151	3.3%	37
Verdant Apartment Homes	290	-3.7%	161
Arcadia Apartment Homes	111	-1.6%	61
Ravina Apartment Homes	117	4.1%	12
81 Fifty at West Hills Apartment Homes	331	-2.5%	91
The Palmer at Las Colinas	436	3.6%	94
Windbrooke Crossing	(17)	-6.0%	100
Woods of Burnsville	262	-2.0%	115
Indigo Creek	221	2.7%	34
Martin's Point	53	-5.7%	127
	2,867

Expenses.   Our total rental operating expenses decreased by $1.4 million during the nine months ended September 30, 2019 primarily as a result of the sale of Overton Trails in February 2019. Rental operating expenses decreased by $890,000, payroll expense decreased by $211,000 and real estate taxes decreased by $345,000.

Management fees decreased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of the sale of Overton Trails. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$1,525	$(2,108)	$(583)
Amortization of intangibles	(813)	-	(813)
	$712	$(2,108)	$(1,396)

The overall decrease in depreciation expense for all properties was due to the sale of Overton Trails in February 2019. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of September 30, 2019, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the nine months ended September 30, 2019.

Interest expense increased by $1.9 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of one additional mortgage refinanced for a higher amount subsequent to September 30, 2018, as well as amortization of deferred financing fees.

Liquidity and Capital Resources

From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10.00 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We have also offered and continue to offer up to 10,000,000 shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $8.33 per share ($8.63 per share prior to March 25, 2019).

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

Capital Expenditures

We deployed a total of $5.5 million during the nine months ended September 30, 2019 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital
	September 30, 2019	budgeted
Crosstown at Chapel Hill	$668	$1,063
The Brookwood	399	3,121
1000 Spalding Apartment Homes	556	240
Grand Reserve	381	388
Verdant Apartment Homes	202	181
81 Fifty at West Hills Apartment Homes	665	2,662
The Palmer at Las Colinas	785	4,196
The Woods at Burnsville	259	455
Indigo Creek	247	510
All other properties	1,374	12,298
	$5,536	$25,114

Common Stock

As of September 30, 2019, we had an aggregate of 60,010,312 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	9,432,245	81,971
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	65,484,907	$638,318
Shares redeemed and retired	(5,548,724)
Total shares outstanding	59,936,183

Mortgage Debt

The following is a summary of our mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	September 30, 2019				December 31, 2018
Overton Trails Apartment Homes	$—	$—	$—	$—	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,361	—	(187)	19,174	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	—	(340)	42,310	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,169	212	(99)	17,282	17,477	291	(137)	17,631
The Brookwood - Capital One	2,578	16	(17)	2,577	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(395)	32,815	24,629	—	(233)	24,396
1000 Spalding Crossing	23,853	—	(127)	23,726	24,195	—	(171)	24,024
Montclair Terrace	20,054	—	(196)	19,858	20,312	—	(234)	20,078
Grand Reserve	47,845	—	(556)	47,289	47,845	—	(606)	47,239
Verdant Apartment Homes	37,080	—	(193)	36,887	37,300	—	(233)	37,067
Arcadia Apartment Homes	39,963	—	(210)	39,753	40,200	—	(256)	39,944
Ravina Apartment Homes	26,421	—	(183)	26,238	26,951	—	(239)	26,712
81 Fifty at West Hills Apartment Homes	52,055	—	(395)	51,660	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	—	(455)	45,245	45,700	—	(506)	45,194
Windbrooke Crossing	37,378	—	(290)	37,088	37,788	—	(343)	37,445
Woods of Burnsville	37,907	—	(377)	37,530	38,250	—	(445)	37,805
Indigo Creek	40,580	—	(339)	40,241	40,789	—	(397)	40,392
Martin's Point	29,990	—	(306)	29,684	29,990	—	(351)	29,639
	$553,794	$228	$(4,665)	$549,357	$578,826	$313	$(5,497)	$573,642

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	4.24%	$105	$63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	3.79%	142	47	(1) (3) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	54	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	3.66%	107	81	(1) (3) (4) (9)
1000 Spalding Crossing	1/1/2022	—	3.88%	116	52	(2) (6)
Montclair Terrace	6/1/2023	2.45%	4.47%	107	27	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	3.74%	157	88	(1) (3) (4) (7)
Verdant Apartment Homes	5/1/2023	-	3.89%	176	37	(2) (6)
Arcadia Apartment Homes	5/1/2023	-	3.89%	189	35	(2) (6)
Ravina Apartment Homes	5/1/2022	-	3.76%	144	156	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.38%	269	60	(1) (3) (6)
The Palmer at Las Colinas	9/1/2026	2.11%	4.13%	166	175	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.71%	201	66	(1) (3) (6)
Woods of Burnsville	2/1/2024	2.13%	4.15%	190	84	(1) (3) (6)
Indigo Creek	5/1/2024	1.93%	3.95%	199	52	(1) (3) (6)
Martin's Point	11/1/2024	1.86%	3.88%	142	79	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 2.01563% (as of September 30, 2019) plus a fixed margin
(2)	Fixed rate
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

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of September 30, 2019, the net unamortized fair value of debt was $228,524 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At September 30, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.05%

Central banks and regulators in a number of major jurisdictions (including both the U.S. and the U.K.) have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (IBORs), including LIBOR.  The Financial Conduct Authority of the U.K., which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021.

We have exposure to IBORs through floating rate mortgage debt with maturity dates beyond 2021 for which the interest rates are tied to LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Any changes in benchmark interest rates could increase our cost of capital, which could impact our results of operations, cash flows, and the market value of our real estate investments.

Operating Properties

As of September 30, 2019, our wholly-owned interests in multifamily properties were as follows:

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

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended September 30, 2019 did not exceed the charter imposed limitation.

Distributions

For the three months ended September 30, 2019, we paid aggregate distributions of $6.1 million, including $2.8 million of distributions paid in cash and $3.3 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended September 30, 2019 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$4,034	$4,864	$8,898	$1,694	$6,132	$0.00164384	$1,694/19%	$7,204/81%
Second Quarter	2,799	3,308	6,107	1,230	$6,045	$0.00109589	$1,230/20%	$4,877/80%
Third Quarter	2,786	3,269	6,055	4,511	$6,179	$0.00109589	$4,511/75%	$1,544/25%
	$9,619	$11,441	$21,060	$7,435

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	20,692	16,175	36,867
2019	0.00127854	11,441	9,619	21,060
		$82,065	$60,682	$142,747

Our net loss for the nine months ended September 30, 2019 was $5.1 million and net cash provided by operating activities was $7.4 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

On September 10, 2019, the Board of Directors approved distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from September 28, 2019 through and including December 30, 2019, payable on October 31, 2019, November 27, 2019 and December 31, 2019. Distributions payable of $6.2 million are recorded on the consolidated balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) – GAAP	$(8,689)	$(8,874)	$(5,100)	$(27,033)
Net gain in disposition of property	—	—	(20,619)	—
Depreciation expense	9,912	10,267	29,580	30,163
FFO	1,223	1,393	3,861	3,130
Adjustments for straight-line rents	—	58	233	222
Fair value adjustment for cancelable swap	—	—	—	(287)
Amortization of intangible lease assets	—	116	—	813
Acquisition costs	—	—	—	30
MFFO	1,223	1,567	4,094	3,908
Net gain on disposition of property	—	—	20,619	—
AFFO	$1,223	$1,567	$24,713	$3,908
Basic and diluted net income (loss) per common share - GAAP	$(0.14)	$(0.15)	$(0.08)	$(0.44)
FFO per share	$0.02	$0.02	$0.06	$0.05
MFFO per share	$0.02	$0.03	$0.07	$0.06
AFFO per share	$0.02	$0.03	$0.41	$0.06
Weighted average shares outstanding	60,237	61,106	61,015	60,857

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and 2018, we did not have any off-balance sheet arrangements or obligations.

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

As of September 30, 2019 and December 31, 2018, we had $402.9 million and $425.7 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended September 30, 2019 and the year ended December 31, 2018, our annual interest expense would have increased by approximately $4.5 million and $4.5 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of September 30, 2019 and December 31, 2018, we had $146.5 million and $148.0 million, respectively, in fixed rate outstanding borrowings. As of September 30, 2019 and December 31, 2018, our fixed rate outstanding borrowings had an estimated aggregate fair value of $145.3 million and $137.4 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2019 and December 31, 2018, the fair value of these fixed rate outstanding borrowings would have decreased by $4.0 million and $4.7 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the three months ended September 30, 2019 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

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

During the three months ended September 30, 2019, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	—	(2)
February 2019	—	$—	—	(2)
March 2019	664	$8.97	664	(2)
April 2019	—	$—	—	(2)
May 2019	—	$—	—	(2)
June 2019	1,671	$8.34	2,335	(2)
July 2019	—	$—	—	(2)
August 2019	—	$—	—	(2)
September 2019	467	$8.36	2,802	(2)

(1)	All purchases of equity securities by us in the three months ended September 30, 2019 were made pursuant to our share redemption program.
(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.

During the three months ended September 30, 2019, not all redemption requests were honored. As a result of the 5% limit of shares that may be repurchased under the program, during the three months ended September 30, 2019, 30.1% of all redemption requests were honored. As a result, we had $9.0 million of outstanding and unfilled redemption requests, representing 1,075,652 shares.

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
101.1

The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

November 8, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 8, 2019	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)