Form 10-K
period 2019-12-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2020-03-20
CIK 1559484

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(215) 231-7050

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

There is no established market for the registrant’s shares of common stock.  On March 19, 2020, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.08. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were 59,856,493 shares of common stock held by non-affiliates as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $524,941,444, assuming an estimated value per share of $8.77, which was the Registrant’s estimated value per share as determined by its board of directors on March 22, 2019. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 18, 2020, there were 60,339,875 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT II, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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

As of December 31, 2019, we owned 17 multifamily properties, as described further in “Item 2. Properties”. In the future we may reinvest proceeds from property sales or refinancings to purchase underperforming commercial real estate and real estate-related debt, including properties that, when acquired, may benefit from renovations that may increase their long-term values.

We are externally managed by Resource Real Estate Opportunity Advisor II, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc., or RAI. RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager II, LLC, our property manager (our “Manager”). C-III also controls all of the shares of common stock held by RAI and our Advisor. To provide its services, the Advisor draws upon RAI, C-III, their management teams and their collective investment experience.

Our Offerings

On February 6, 2014, our Registration Statement on Form S-11 (File No. 333-184476), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,000,000 shares of common stock under our distribution reinvestment plan (“DRIP”), was declared effective under the Securities Act of 1933, as amended (the "Securities Act"). We retained Resource Securities, LLC, an affiliate of our Advisor, as the dealer manager for our offering. We offered up to 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share with discounts available to certain categories of purchasers. We also offered up to 10,000,000 shares pursuant to DRIP at an initial purchase price of $9.50 per share. Following an announcement of an estimated net asset value per share on March 30, 2016, we are offering shares pursuant to the DRIP at a purchase price equal to 95% of the estimated net asset value per share. We terminated the primary portion of our initial public offering on February 6, 2016 and continued to offer shares pursuant to our DRIP on a Registration Statement in Form S-3 filed February 16, 2016. A new Registration Statement on Form S-3 (File No. 33-236040) to register 1,500,000 shares of common stock to be sold pursuant to our DRIP was filed in January 2020. We continue to offer shares to our existing stockholders pursuant our DRIP.

Our Business Strategy

Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We have acquired and may continue to acquire (i) underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents and (ii) distressed real estate owned by financial institutions, usually as a result of foreclosure, and non-performing or distressed loans, including first- and second-priority mortgage loans and other loans which we will resolve. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition.

(Back to Index)

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

Our Advisor and our Property Manager

Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors.  Our Advisor has invested approximately $1.2 million in us and as of December 31, 2019 it owned 137,432 shares of our common stock and 50,000 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2019 our Advisor had granted 19,968 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. The shares granted vest ratably over three years; 18,096 of the shares have vested as of December 31, 2019 and 1,872 shares have been forfeited.

We have a management agreement with Resource Real Estate Opportunity Manager II, LLC, or our Manager, an affiliate of our Advisor, to provide property management services, as applicable, for most, if not all, of the properties or other real estate related assets we acquire, provided our Advisor is able to control the operational management of such acquisitions.  Our Manager may subcontract with an affiliate or third party to provide day-to-day property management, construction management and/or other property specific functions as applicable for the properties it manages.

Greystar, a third-party, is a property management company that our Manager has subcontracted with to manage most of the real estate assets that we own. The employees of Greystar, acting through our Manager, assist in providing property management as well as construction management services to us.

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

Employees and Economic Dependency

We have no paid employees.  The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.  We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the

(Back to Index)

(Back to Index)

event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

There is no current established public market for our shares and our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date nor list our shares on an exchange by a specified date. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares.  Moreover, our share redemption program has been suspended except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and further includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan.

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

(Back to Index)

(Back to Index)

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

For the year ended December 31, 2018 we paid distributions of $36.9 million. We funded these distributions with a combination of cash flows from operations and proceeds from debt financing.  For the year ended December 31, 2019, we paid distributions of $27.2 million. We funded these distributions from a combination of cash flows from operations and proceeds from debt financing.  We will declare distributions when our board of directors determines we have sufficient cash flow. Our board of directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. We expect to have little, if any, cash flow from operations available for cash distributions until we have executed our value-add strategy for a substantial portion of our investments. We expect that during our operational stage, our board will declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from borrowings or asset sales to pay distributions. We may borrow funds or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings or from advances from our Advisor or sponsor or from our Advisor’s deferral of its asset management fee. If we fund cash distributions from borrowings, sales of assets or the net proceeds from securities issuances, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall return may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

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

(Back to Index)

(Back to Index)

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

We may change our policies and our operations without stockholder consent.

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

We are currently offering shares pursuant to our distribution reinvestment plan at $8.63 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2019, our net tangible book value per share was $3.53.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.

On March 19, 2020, our board of directors approved an estimated value per share of our common stock of $9.08 based on the estimated market value of our portfolio of investments as of December 31, 2019.  As of the date of this filing, we are not aware of a material change in the value of our investment that would impact the overall estimated value per share; however, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and our resulting estimated value per share of our common stock.

We provided this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations for Publicly

(Back to Index)

(Back to Index)

Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2019. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 17 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2019.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) the high concentration of our total assets in real estate, and (ii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount that our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

Further, the estimated value per share as of December 31, 2019 is based on the estimated value of our investments as of December 31, 2019. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2019, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

(Back to Index)

(Back to Index)

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, the current maximum price that may be paid under the program is $9.08 per share, which is 100% of the current estimated value per share for special redemptions. Although this is based upon our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $9.08 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems or the IT systems of our vendors. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems (including the IT systems of our vendors, such as Greystar, our third-party property manager) are essential to the operation of our business and our ability to perform day-today operations, and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our, or our vendors, IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

The outbreak of widespread contagious disease, such as the novel coronavirus, COVID-19, could adversely impact our operations and the value of our investments.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States and has resulted in restrictions on travel and quarantines imposed.  These restrictions have had a negative impact on the economy and business activity globally and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due.  In addition, our property managers may be limited in their ability to properly maintain our properties.  The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others.  Our business and financial results could be materially and adversely impacted.

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

(Back to Index)

(Back to Index)

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

Our Advisor will face conflicts of interest relating to the disposition of assets and such conflicts may not be resolved in our favor, which could limit our ability to make distributions and reduce your overall investment return.

We rely on our sponsor and other key real estate professionals at our Advisor to sell our assets.  The executive officers and several of the other key real estate professionals at our Advisor are also the key real estate professionals at the advisors to other sponsored programs and joint ventures.  As such, sponsored programs and joint ventures rely on many of the same real estate professionals as will future programs.  These other sponsored programs and joint ventures may possess properties in similar locations and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our Advisor directs potential purchasers to properties owned by another sponsored program when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce the overall investment return of our stockholders.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Our Board of Directors suspended the share redemption program, except for redemptions submitted in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility and may further amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval.  Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

In addition, our share redemption program contains other restrictions and limitations.  We expect to redeem shares on a quarterly basis.  If the Board of Directors determines to fully resume the share redemption program, shares will be redeemed pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; next, to stockholders who demonstrate, in the

(Back to Index)

(Back to Index)

discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests.

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

(Back to Index)

(Back to Index)

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

Properties that have significant vacancies may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases.  Further, our potential investments in underperforming multifamily rental properties may have significant vacancies at the time of acquisition.  If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues resulting in less cash available for distributions.  In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property.  Such a reduction on the resale value of a property could also reduce your return on investment.

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

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Because of the concentration of a significant portion of our assets in certain geographic markets, any adverse economic, real estate or business conditions in these markets could affect our operating results and our ability to make distributions to our stockholders

As of December 31, 2019, our real estate investments located in Texas, Illinois, Colorado, Oregon, and Georgia, represented approximately 19.6%, 18.9% 15.6%, 14.1% and 9.1% of the portfolio. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We have utilized and expect to continue to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency (the “FHFA”). Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. In 2019, the FHFA for the first time released formal objectives calling for the return of Fannie Mae and Freddie Mac to the private sector. It was also announced during the year that Fannie Mae and Freddie Mac will be permitted to retain a combined $45 billion worth of earnings (Fannie Mae will be allowed to retain $25 billion and Freddie Mac $20 billion). This is a modification of the so-called “net worth sweep” provision that has required Fannie Mae and Freddie Mac to deliver nearly all of their profits to the Treasury; the result being that each organization will have the opportunity to build its net worth.  A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our operations. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) hinder our ability to refinance our existing loans; (ii) require us to obtain other sources of debt capital with potentially different terms; and (iii) make it more difficult for potential buyers of our properties to obtain financing.

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

(Back to Index)

(Back to Index)

As of December 31, 2019, we had total outstanding debt of approximately $552.1 million, including approximately $405.8 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and may incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by changes to the LIBOR settling process and potential phasing out of LIBOR after 2021

As of December 31, 2019, we had approximately $405.8 million of debt and 12 interest rate caps with an aggregate notional value of $408.6 million that were indexed to the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements and derivatives to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations and derivatives.

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

As of December 31, 2019, we owned 17 multifamily properties encompassing approximately 4.9 million rentable square feet and 5,159 units. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2019:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1) (in thousands)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit (3)	Mortgage Debt Secured by Property (in thousands)
Adair off Addison	Dallas, TX	152	6/4/2014	$9,500	1980	856	93.7%	$1,117	$9,963
Uptown Buckhead	Atlanta, GA	216	3/30/2015	$32,500	1989	739	95.5%	$1,274	$19,264
Crosstown at Chapel Hill	Chapel Hill, NC	411	5/19/2015	$46,750	1990/1996	1,005	95.3%	$1,132	$42,650
The Brookwood	Homewood, AL	274	8/21/2015	$30,050	1968/1972	1,051	93.6%	$1,067	$19,629
Adair off Addison Apartment Homes	Dallas, TX	200	8/27/2015	$21,250	1979	1,098	93.6%	$1,245	$23,247
1000 Spalding Crossing	Atlanta, GA	252	9/24/2015	$41,000	1995	989	93.6%	$1,423	$23,737
Montclair Terrace	Portland, OR	188	10/29/2015	$32,750	1968	918	89.9%	$1,520	$19,958
Grand Reserve	Naperville, IL	319	12/18/2015	$66,700	1997	1,025	91.4%	$1,780	$47,845
Verdant Apartment Homes	Boulder, CO	216	12/18/2015	$65,200	1991	850	89.7%	$2,062	$36,913
Arcadia Apartment Homes	Centennial, CO	300	1/22/2016	$60,250	1984	977	88.5%	$1,642	$39,782
Ravina Apartment Homes	Austin, TX	498	3/23/2016	$57,000	2001	993	95.7%	$1,174	$26,241
81 Fifty at West Hills Apartment Homes	Portland, OR	357	5/17/2016	$81,500	1985	763	90.6%	$1,452	$51,833
The Palmer at Las Colinas	Irving, TX	476	6/28/2016	$70,000	1991	966	94.0%	$1,405	$45,700
Windbrooke	Buffalo Grove, IL	236	12/22/2016	$48,250	1986	903	94.3%	$1,670	$37,222
The Woods of Burnsville	Burnsville, MN	400	12/23/2016	$51,000	1984	953	96.0%	$1,234	$37,744
Indigo Creek	Glendale, AZ	408	4/4/2017	$55,200	1998	983	90.4%	$1,129	$40,402
Martin's Point	Lombard, IL	256	10/31/2017	$38,250	1989	789	92.8%	$1,513	$29,944

(1)	Purchase price excludes closing costs and acquisition expenses.
(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2019 divided by the total number of residential units

(Back to Index)

(Back to Index)

(3)

Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2019, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

Stockholder Information

As of March 18, 2020, we had 60,339,863 shares of common stock outstanding held by a total of 12,056 stockholders.

Estimated Value Per Share

On March 19, 2020, our board of directors approved an estimated value per share of our common stock of $9.08 based on the estimated market value of our portfolio of investments as of December 31, 2019. As of the date of this filing, we are not aware of a material change in the value of our investments that would impact the overall estimated value per share; however, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and our resulting estimated value per share of our common stock. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) (formerly the Investment Program Association) in April 2013 (the “IPA Valuation Guidelines”).

Our Conflicts Committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2019. Duff & Phelps held discussions with senior management of our Advisor, and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 17 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by the our management, before calculating a range of estimated values based on the number of outstanding shares of the our common stock as of December 31, 2019. The valuation report Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.

Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.26 to $9.98, with an approximate midpoint value of $9.08 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $9.08 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.08 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

(Back to Index)

(Back to Index)

The following table summarizes the material components of the December 31, 2019 net asset value (in thousands, except per share amounts):

	Net Asset Value as of December 31, 2019	Net Asset Value as of December 31, 2019 (per share)
Investments	$1,061,600,000	$17.67
Cash	46,180,830	$0.77
Other Assets	2,113,036	$0.03
Mortgage Notes Payable and Credit Facilities	(550,858,283)	$(9.17)
Other Liabilities	(13,509,533)	$(0.22)
Net asset value	$545,526,050	$9.08

The table below sets forth the calculation of our estimated net asset value per share as of December 31, 2019, as well as the calculation of our prior estimated net asset value per share as of December 31, 2018:

	December 31, 2019	December 31, 2018	Change in
	Net Asset Value per Share	Net Asset Value per Share (1)	Estimated Value per Share
Investments	$17.67	$17.62	$0.05
Cash	0.77	0.78	(0.01)
Other Assets	0.03	0.03	0.00
Mortgage Notes Payable and Credit Facilities	(9.17)	(9.43)	0.26
Other Liabilities	(0.22)	(0.23)	0.01
	$9.08	$8.77	$0.31

(1)

For information relating to the December 31, 2018 net asset value per share and the assumptions and methodologies used by Duff & Phelps and our management, see our Annual Report on Form 10-K filed on March 22, 2019.

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

Real Estate

Independent Valuation Firm

Duff & Phelps was recommended by our Advisor, and approved by the conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company or the Advisor. Duff &

(Back to Index)

(Back to Index)

Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

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

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2019, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the discounted cash flow analyses for our properties. The sales comparison approach was utilized as a secondary approach to value. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (NOI) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for one of our properties that finished renovations and stabilized its operations. The discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value.  Discounted cash flow analyses were utilized for 16 of our properties as they were either recently acquired and either not yet stabilized or are currently undergoing renovations.  Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2019.

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our 17 properties:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	4.50% to 5.50%	5.01%
Discount Rate	5.25% to 7.25%	6.25%

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

(Back to Index)

(Back to Index)

levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $545.5 million, compared to an aggregate purchase price, adjusted for related capital expenditures through December 31, 2019 of $216.3 million.

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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$8.26	$9.98	$8.27	$9.96
Discount Rate	$7.43	$7.52	$7.87	$7.97

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2020 customer account statements that will be mailed in April 2020. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

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

Further, the estimated value per share as of December 31, 2019 is based on the estimated value of our investments as of December 31, 2019. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2019, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate

(Back to Index)

(Back to Index)

and finance markets. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Historical Estimated Values per Share

The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Valuation Date	Filing with the Securities and Exchange Commission
$9.01	December 31, 2015	Annual Report on Form 10-K filed March 30, 2016
$9.10	December 31, 2016	Annual Report on Form 10-K filed March 31, 2017
$9.08	December 31, 2017	Annual Report on Form 10-K filed March 29, 2018
$8.77	December 31, 2018	Annual Report on Form 10-K filed March 22, 2019

Purchase Price for Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan (“DRIP”), participants in the DRIP acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of our common stock. Commencing on the next DRIP purchase date, which is on March 31, 2020, participants will acquire shares of our common stock under the plan at a price equal to $8.63 per share.

As provided under the DRIP, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. Notwithstanding the ten business day termination notice requirement under the DRIP, if a participant wishes to terminate participation in the DRIP plan for the March 2020 purchase date, participants must notify us of such decision and we must receive the notice by the close of business on March 26, 2020, which is four business days following our announcement of an updated estimated value per share in this Annual Report on Form 10-K.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT II, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Redemption Price for Share Redemption Program

Effective March 20, 2020, the share redemption program is suspended except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. Such redemptions are made at a purchase price equal to our estimated share value, or $9.08, as of March 20, 2020.

The complete share redemption program plan document, as amended is filed as Exhibit 99.2 to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

Unregistered Sale of Equity Securities

All securities sold by us during the year ended December 31, 2019 were sold in an offering registered under the Securities Act of 1933.

Redemption of Securities

Our Board of Directors has adopted a share redemption program that may enable stockholders to sell their shares to us, subject to the significant conditions and limitations of the program. In its sole discretion, our Board of Directors can amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. In addition, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the 12 month period immediately prior to the effective date of redemption. Currently, our share redemption program is suspended except for redemptions submitted in connection with a stockholder death, qualifying disability or confinement to a long-term care facility. Generally, the cash available for redemption will be limited to proceeds from our DRIP plus, if we had positive operating cash flow from the previous fiscal year, 1% of all

(Back to Index)

(Back to Index)

operating cash flow from the previous fiscal year.  These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility.

Pursuant to our share redemption program, during the quarter ended December 31, 2019, we redeemed shares as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year to Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2019	—	$—	—	(2)
November 2019	—	$—	—	(2)
December 2019	236	$8.33	3,038	(2)

(1)	All purchases of equity securities by the Company in the three months ended December 31, 2019 were made pursuant to our share redemption program.
(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.

During the three months ended December 31, 2019, not all redemption requests were honored. As a result of the 5% limitation on shares that may be repurchased under the program, during the three months ended December 31, 2019, 14.84% of all redemption requests were honored. As a result, we had $11.1 million of outstanding and unfilled redemption requests, representing 1,337,293 shares, as of December 31, 2019.  While the share redemption program is partially suspended, pending and new redemption requests for redemptions submitted other than in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

Distribution Information

For the year ended December 31, 2019, we paid aggregate distributions of $27.2 million, including $12.5 million of distributions paid in cash and $14.7 million of distributions reinvested in shares of common stock through our DRIP. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the year ended December 31, 2019 (in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In ) Operating Activities	Total	Per Share per Day	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/ Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$4,035	$4,864	$8,899	$1,694	$6,132	$0.00164384	$1,694/19%	$-/-%	$7,204/91%
Second Quarter	2,799	3,307	6,106	1,230	6,045	$0.00109589	$1,230/20%	$-/-%	$4,877/80%
Third Quarter	2,786	3,268	6,054	4,511	6,179	$0.00109589	$4,511/75%	$-/-%	$1,544/25%
Fourth Quarter	2,899	3,285	6,184	1,587	6,002	$0.00109589	$1,587/26%	$-/-%	$4,595/74%
Total	$12,519	$14,724	$27,243	$9,022	$24,358

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

(Back to Index)

(Back to Index)

to do so.   Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

Our net loss for the year ended December 31, 2019 was $11.9 million and net cash provided by operating activities was $9.0 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Our Board of Directors intends to evaluate the current distribution rate and may decrease or suspend the amount of ongoing distributions. We will make distributions with respect to our shares of common stock in the sole discretion of our Board of Directors. No distributions will be made with respect to shares of our convertible stock.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT II, Inc. and the notes thereto appearing elsewhere in this report.  Statements contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  See also “Forward-Looking Statements” preceding Part I.

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

Results of Operations

  As of December 31, 2019, we owned 17 multifamily properties. Since our inception we have acquired 18 multifamily properties. Through December 31, 2019, we had sold one multifamily property.

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

(Back to Index)

(Back to Index)

Year ended December 31, 2019 Compared to the Year ended December 31, 2018

The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2019	2018
Revenues:
Rental income	$85,681	$87,256

Expenses:
Rental operating - expenses	13,205	14,411
Rental operating - payroll	7,682	7,943
Rental operating - real estate taxes	11,316	11,992
Subtotal - Rental operating expenses	32,203	34,346
Acquisition costs	-	30
Management fees	13,208	13,728
General and administrative	7,586	8,155
Loss on disposal of assets	219	522
Depreciation and amortization expense	39,599	41,424
Total expenses	92,815	98,205
Loss before net gain on disposition	(7,134)	(10,949)
Net gain on disposition of property	20,619	—
Income (loss) before other income (expense)	13,485	(10,949)
Other income (expense):
Interest income	223	157
Insurance proceeds in excess of cost basis	225	115
Interest expense	(25,877)	(24,764)
Net loss	(11,944)	(35,441)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level activity for the years ended December 31, 2019 and 2018 (in thousands):

	For the year ended December 31, 2019				For the year ended December 31, 2018
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Rental income	$79,173	$955	$—	$80,128	$75,659	$6,031	$—	$81,690
Utility income	4,405	173	6	4,584	4,237	314	—	4,551
Ancillary tenant fees	954	15	—	969	967	48	—	1,015
Total revenues	84,532	1,143	6	85,681	80,863	6,393	—	87,256
Expenses:
Rental operating - expenses	13,238	130	(163)	13,205	13,414	1,156	(159)	14,411
Rental operating - payroll	7,517	154	11	7,682	7,499	530	(86)	7,943
Rental operating - real estate taxes	11,035	244	37	11,316	10,398	1,631	(37)	11,992
Subtotal - Rental operating expenses	31,790	528	(115)	32,203	31,311	3,317	(282)	34,346
Acquisition costs	—	—	—	—	30	—	—	30
Management fees	3,788	46	9,374	13,208	3,604	284	9,840	13,728
General and administrative	1,873	40	5,673	7,586	2,191	187	5,777	8,155
Loss on disposal of assets	219	—	—	219	507	15	—	522
Depreciation and amortization expense	39,599	—	—	39,599	38,602	2,822	—	41,424
Total expenses	77,269	614	14,932	92,815	76,245	6,625	15,335	98,205
Income (loss) before net gain on disposition	7,263	529	(14,926)	(7,134)	4,618	(232)	(15,335)	(10,949)
Net gain on disposition of property	—	20,619	—	20,619	—	—	—	—
Income (loss) before other income (expense)	7,263	21,148	(14,926)	13,485	4,618	(232)	(15,335)	(10,949)
Other income (expense):
Interest income	219	—	4	223	151	3	3	157
Insurance proceeds in excess of cost basis	225	—	—	225	115	—	—	115
Interest expense	(25,099)	(778)	—	(25,877)	(23,531)	(1,233)	—	(24,764)
Net loss	$(17,392)	$20,370	$(14,922)	$(11,944)	$(18,647)	$(1,462)	$(15,332)	$(35,441)

(Back to Index)

(Back to Index)

Revenues:  Rental income on the 17 properties we owned both periods increased by $3.5 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations, and was primarily comprised of:

			Change in Effective
			Monthly Revenue
Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	per Unit (in dollars)
Adair off Addison	$72	-0.4%	$47
Uptown Buckhead	87	-0.3%	39
Crosstown at Chapel Hill	283	1.7%	41
The Brookwood	149	0.9%	39
Adair off Addison Apartment Homes	122	1.1%	40
1000 Spalding Crossing	129	-1.2%	64
Montclair	294	-6.4%	237
Grand Reserve	178	-3.0%	105
Verdant Apartment Homes	328	-5.7%	256
Arcadia Apartment Homes	88	-4.8%	111
Ravina Apartment Homes	232	4.8%	(19)
81 Fifty at West Hills Apartment Homes	374	0.9%	82
The Palmer at Las Colinas	611	1.6%	92
Windbrooke Crossing	(46)	-1.5%	9
Woods of Burnsville	307	0.2%	64
Indigo Creek	241	-2.5%	84
Martin's Point	64	0.5%	31
	$3,513

Expenses:  Our operating expenses on the 17 properties we owned during both periods increased by $479,000 during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of an increase in real estate tax assessments as well as the continued implementation of our investment strategy.

Management fees decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily as a result of the sale of Overton Trails in February 2019. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for deprecation, bad debts or other non-cash reserves.

General and administrative expenses decreased during the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily as a result of the sale of Overton Trails in February 2019.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to nine months after acquisition.  The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2019, as compared to the year ended December 31, 2018, were as follows (in thousands):

	Properties owned during both periods	All other properties	Total
Depreciation	$1,810	$(2,822)	$(1,012)
Amortization of intangibles	(813)	—	(813)
	$997	$(2,822)	$(1,825)

(Back to Index)

(Back to Index)

The overall decrease in depreciation expense for all properties was due to the sale of Overton Trails in February 2019. The decrease in amortization expense was due to amortization no longer being taken on properties that have been owned for a period of six to nine months. As of December 31, 2019, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the year ended December 31, 2019.

Interest expense increased by $1.1 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to incremental borrowings from refinancings subsequent to December 31, 2018.

Liquidity and Capital Resources

From February 2014 to February 2016, we offered in our primary public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We also continue to offer shares of our common stock pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares of our common stock at a purchase price equal to 95 % of the estimated net asset value per share. In connection with our initial primary public offering, we registered $95 million in shares of our common stock to be issued pursuant to the DRIP. On January 23, 2020, we filed a Form S-3 with the SEC to register an additional 1.5 million shares under the DRIP.

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

(Back to Index)

(Back to Index)

Capital Expenditures

We deployed a total of $8.2 million during the year ended December 31, 2019 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the year ended	Remaining capital
	December 31, 2019	budgeted
Crosstown at Chapel Hill	$902	$889
The Brookwood	599	2,827
1000 Spalding Crossing	615	220
Montclair	438	2,248
Grand Reserve	433	244
Arcadia Apartment Homes	465	222
Ravina Apartment Homes	518	4,094
81 Fifty at West Hills Apartment Homes	991	2,037
The Palmer at Las Colinas	1,232	3,800
The Woods at Burnsville	358	450
All other properties	1,605	4,675
	$8,156	$21,706

Common Stock

As of December 31, 2019, we had an aggregate of 60.1 million shares of $0.01 par value common stock outstanding, as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	9,826,431	85,348
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	65,879,093	$641,695
Shares redeemed and retired	(5,784,470)
Total shares outstanding	60,094,623

(Back to Index)

(Back to Index)

Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2019				December 31, 2018
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$-	$—	$-	$-	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,264	—	(178)	19,086	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	—	(325)	42,325	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,063	186	(88)	17,161	17,477	291	(137)	17,631
The Brookwood - Capital One	2,566	14	(15)	2,565	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(380)	32,830	24,629	—	(233)	24,396
1000 Spalding Crossing	23,737	—	(113)	23,624	24,195	—	(171)	24,024
Montclair Terrace	19,958	—	(182)	19,776	20,312	—	(234)	20,078
Grand Reserve	47,845	—	(539)	47,306	47,845	—	(606)	47,239
Verdant Apartment Homes	36,913	—	(178)	36,735	37,300	—	(233)	37,067
Arcadia Apartment Homes	39,782	—	(195)	39,587	40,200	—	(256)	39,944
Ravina Apartment Homes	26,241	—	(165)	26,076	26,951	—	(239)	26,712
81 Fifty at West Hills Apartment Homes	51,833	—	(368)	51,465	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	—	(437)	45,263	45,700	—	(506)	45,194
Windbrooke Crossing	37,222	—	(272)	36,950	37,788	—	(343)	37,445
Woods of Burnsville	37,744	—	(355)	37,389	38,250	—	(445)	37,805
Indigo Creek	40,402	—	(320)	40,082	40,789	—	(397)	40,392
Martin's Point	29,944	—	(289)	29,655	29,990	—	(351)	29,639
	$552,074	$200	$(4,399)	$547,875	$578,826	$313	$(5,497)	$573,642

(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2019 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	—	—	—	$-	$-	(8)
Uptown Buckhead	7/1/2025	2.22%	3.98%	$104	$63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	3.53%	$142	$279	(1) (3) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$54	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	3.40%	$107	$81	(1) (3) (9)
1000 Spalding Crossing	1/1/2022	—	3.88%	$116	$51	(2) (4)
Montclair Terrace	6/1/2023	2.45%	4.21%	$107	$102	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	3.48%	$157	$90	(1) (3) (4) (7)
Verdant Apartment Homes	5/1/2023	—	3.89%	$176	$37	(2) (4)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$189	$35	(2) (4)
Ravina Apartment Homes	5/1/2022	—	3.76%	$144	$144	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.12%	$269	$58	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	3.87%	$166	$159	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.45%	$201	$65	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	3.89%	$190	$84	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	3.69%	$199	$52	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	3.62%	$149	$76	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 1.76250% (as of December 31, 2019) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Refinanced during the year ended December 31, 2018
(8)	Mortgage note payable related to asset sold on February 28, 2019
(9)	Originated during the year ended December 31, 2019 through refinancing

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value will be amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2019, the net unamortized mortgage premium was approximately $200,000 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At December 31, 2019, the weighted average interest rate of all our outstanding indebtedness was 3.87%.

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

(Back to Index)

(Back to Index)

Operating Properties

As of December 31, 2019, our wholly-owned interests in multifamily properties were as follows:

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
		5,159

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

Acquisition and Asset Management Costs

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we made payments to our Advisor in connection with the acquisition of real estate investments.  In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.  We describe these payments in more detail in Note 10 of the notes to our consolidated financial statements.

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

Operating expenses for the four quarters ended December 31, 2019 did not exceed the charter imposed limitation.

(Back to Index)

(Back to Index)

Distributions

For the year ended December 31, 2019, the Company paid aggregate distributions of $27.2 million, including $12.5 million of distributions paid in cash and $14.7 million of distributions reinvested in shares of common stock through the our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 14, 2018	$0.00164384	December 29, 2018 through January 30, 2019	January 31, 2019	$1,717	$1,412	$3,129
December 14, 2018	0.00164384	January 31, 2019 through February 27, 2019	February 28, 2019	1,553	1,281	2,834
December 14, 2018	0.00164384	February 28, 2019 through March 28, 2019	March 29, 2019	1,594	1,342	2,936
March 20, 2019	0.00109589	March 29, 2019 through April 29, 2019	April 30, 2019	1,164	985	2,149
March 20, 2019	0.00109589	April 30, 2019 through May 30, 2019	May 31, 2019	1,131	956	2,087
March 20, 2019	0.00109589	May 31, 2019 through June 27, 2019	June 28, 2019	1,012	858	1,870
June 11, 2019	0.00109589	June 28, 2019 through July 30, 2019	July 31, 2019	1,174	996	2,170
June 11, 2019	0.00109589	July 31 2019 through August 29, 2019	August 30, 2019	1,068	909	1,977
June 11, 2019	0.00109589	August 30, 2019 through September 27, 2019	September 30, 2019	1,026	881	1,907
September 10, 2019	0.00109589	September 28, 2019 through October 30, 2019	October 31, 2019	1,159	1,008	2,167
September 10, 2019	0.00109589	October 31, 2019 through November 26, 2019	November 27, 2019	944	834	1,778
September 10, 2019	0.00109589	November 27, 2019 through December 30, 2019	December 31, 2019	1,182	1,057	2,239
				$14,724	$12,519	$27,243

On December 11, 2019, the Company's Board of Directors approved distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from December 31, 2019 through and including March 30, 2020, payable on January 31, 2020, February 28, 2020 and March 31, 2020.

The following is a reconciliation of total aggregate distributions to total distributions declared for the year ended December 31, 2019 (in thousands):

Total aggregate distributions paid	$27,243
Less: distribution payable at December 31, 2018	(8,878)
Add: distribution payable at December 31, 2019	5,993
Total distributions declared	$24,358

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year paid	Per Common Share per Day	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00163438	20,685	15,095	35,780
2018	0.00163438	20,693	16,175	36,868
2019	0.00123288	14,724	12,519	27,243
		$85,349	$63,582	$148,931

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

As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code.  Therefore, we also use adjusted funds from operations attributable to common stockholders, or AFFO, in addition to FFO and MFFO when evaluating our operations.  We calculate AFFO by adding/subtracting gains/losses realized on sales of our properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.

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

The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations and the general and administrative expenses incurred in connection with these events, FFO, MFFO and AFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Years Ended
	December 31,
	2019	2018
	(in thousands)
Net loss – GAAP	$(11,944)	$(35,441)
Net gain on disposition of property	(20,619)	-
Depreciation expense	39,599	40,611
FFO attributable to common stockholders	7,036	5,170
Adjustments for straight-line rents	266	291
Fair value adjustment for cancelable swap	-	(287)
Amortization of intangible lease assets	-	813
Debt premium amortization	(113)	(116)
Acquisition costs	-	30
MFFO attributable to common stockholders	7,189	5,901
Net gains on disposition of property	20,619	-
AFFO attributable to common stockholders	$27,808	$5,901

Basic and diluted loss per common share - GAAP	$(0.20)	$(0.58)
FFO per share	$0.12	$0.08
MFFO per share	$0.12	$0.10
AFFO per share	$0.46	$0.10

Weighted average shares outstanding	60,728	61,110

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

loan as an adjustment to interest income.  Closing costs related to the purchase of a performing loan held for investment will be amortized using effective yield method over the term of the loan and accreted as an adjustment against interest income.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards board (“FASB”) issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), as amended by ASU 2018-10, is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  We adopted these standards as of January 1, 2019, and the adoption did not have a material effect on our consolidated financial statements and disclosures. For operating leases where we are the lessor, the underlying leased asset recognized as real estate on the balance sheet. We have chosen to apply the practical expedient (discussed in ASU No. 2018-11, “Leases: Targeted Improvements”) to nonlease component revenue streams and account for them as a combined component with leasing revenue. We determine if an arrangement is a lease at inception. We elected the package of practical expedients permitted within the new standard, which among other things, allows us to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which we have elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods. No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019. For certain equipment leases, such as copiers, we applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. We adopted the standard on January 1, 2019, and the adoption did not have a significant impact on our consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. We adopted the standard on January 1, 2019, and the adoption did not have a significant impact on our consolidated financial statements.

In July 2018, FASB issued ASU 2018-09, "Codification Improvements." This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. We adopted the standard on January 1, 2019, and the adoption did not have a significant impact on our consolidated financial statements.

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. . We adopted the standard on January 1, 2019, and the adoption did not have a significant impact on our consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for us beginning January 1, 2020. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-13 to have a significant impact on our consolidated financial statements and disclosures due to the fact that we did not have instruments subject to this guidance at December 31, 2019.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for us beginning January 1, 2020. Early application is permitted. We are evaluating this guidance and assessing the

(Back to Index)

(Back to Index)

impact of this guidance on our consolidated financial statements. Since we have no recorded goodwill, there is no expected impact upon adoption.

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

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2018-19 is effective on January 1, 2020, with early adoption permitted. We are evaluating this guidance; however, we do not expect that adoption of ASU 2018-19 will have a significant impact on our consolidated financial statements. Information regarding the adoption of ASC 842 is described above.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On January 23, 2020, we filed a Form S-3 with the SEC to register an additional 1.5 million shares under the DRIP.

On February 14, 2020, the Board of Directors suspended the share redemption program with exceptions for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. The suspension took effect on March 20, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s investments and operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

(Back to Index)

(Back to Index)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2019.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2019 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements
1.	See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)	Financial Statement Schedules
i.	Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-29.
(c)	Exhibits

Exhibit No.	Description
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

4.3	Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Exchange Act of 1934
10.1	Amended and Restated Advisory Agreement
10.2	First Amendment to Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q filed November 14, 2014)
10.3

Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment no. 2 to the Registration Statement on Form S-11 (No. 333-184476) filed October 28, 2014)

10.4

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

10.6	Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2019
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of Duff & Phelps
99.2	Fourth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed March 22, 2019)
101.1

The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

ITEM 16.FORM 10-K SUMMARY

None

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

March 20, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Carleton	Director	March 20, 2020
GEORGE CARLETON

/s/ Gary Lichtenstein	Director	March 20, 2020
GARY LICHTENSTEIN

/s/ Thomas J. Ikeler	Director	March 20, 2020
THOMAS J. IKELER

/s/ David Spoont	Director	March 20, 2020
DAVID SPOONT

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 20, 2020
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer	March 20, 2020
STEVEN R. SALTZMAN	(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

(A Maryland Corporation in the Developmental Stage)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Resource Real Estate Opportunity REIT II, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2020

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Investments:
Rental properties, net	$735,530	$767,738
Identified intangible assets, net	—	—
Assets held for sale - rental properties	—	42,863
Total investments	735,530	810,601

Cash	39,647	40,175
Restricted cash	6,534	7,813
Subtotal - cash and restricted cash	46,181	47,988
Tenant receivables	107	73
Due from related parties	297	57
Prepaid expenses and other assets	2,147	2,009
Total assets	$784,262	$860,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$547,875	$573,642
Accounts payable and accrued expenses	11,502	12,046
Due to related parties	432	584
Tenant prepayments	634	642
Security deposits	1,513	1,470
Distribution payable	5,993	8,878
Total liabilities	567,949	597,262

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 60,094,623 and 61,378,367 issued and outstanding, respectively)	600	612
Additional paid-in capital	528,464	539,493
Accumulated other comprehensive loss	(189)	(379)
Accumulated deficit	(312,563)	(276,261)
Total stockholders’ equity	216,313	263,466
Total liabilities and stockholders’ equity	$784,262	$860,728

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended
	December 31,
	2019	2018
Revenues:
Rental income	$85,681	$87,256

Expenses:
Rental operating - expenses	13,205	14,411
Rental operating - payroll	7,682	7,943
Rental operating - real estate taxes	11,316	11,992
Subtotal - Rental operating expenses	32,203	34,346
Acquisition costs	-	30
Management fees	13,208	13,728
General and administrative	7,586	8,155
Loss on disposal of assets	219	522
Depreciation and amortization expense	39,599	41,424
Total expenses	92,815	98,205
Loss before net gain on disposition	(7,134)	(10,949)
Net gain on disposition of property	20,619	—
Income (loss) before other income (expense)	13,485	(10,949)
Other income (expense):
Interest income	223	157
Insurance proceeds in excess of cost basis	225	115
Interest expense	(25,877)	(24,764)
Net loss	(11,944)	(35,441)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	190	65
Comprehensive loss	$(11,754)	$(35,376)

Weighted average common shares outstanding, basic and diluted	60,728	61,110

Basic and diluted net loss per common share	$(0.20)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	2,397	24	—	—	20,669	—	—	20,693
Distributions declared	—	—		—	-	—	(36,634)	(36,634)
Common stock redemptions	(1,800)	(18)	—	—	(15,859)	—	—	(15,877)
Designated derivatives, fair value adjustment	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—		(35,441)	(35,441)
Balance, at December 31, 2018	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	1,754	18	—	—	14,706	—	—	14,724
Distributions declared	—	—		—	-	—	(24,358)	(24,358)
Common stock redemptions	(3,038)	(30)	—	—	(25,735)	—	—	(25,765)
Designated derivatives, fair value adjustment	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	(11,944)	(11,944)
Balance, at December 31, 2019	60,095	$600	50	$1	$528,464	$(189)	$(312,563)	$216,313

The accompanying notes are an integral part of these consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,944)	$(35,441)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	219	522
Net gain on disposition of property	(20,619)	-
Casualty (gain) loss	552	-
Depreciation and amortization	39,599	41,424
Amortization of deferred financing costs	1,104	1,318
Amortization of mortgage premiums	(113)	(116)
Change in fair value of interest rate caps	-	55
Changes in operating assets and liabilities:
Tenant receivables	(33)	14
Due from related parties	(240)	-
Prepaid expenses and other assets	(1)	(2)
Due to related parties	(151)	46
Accounts payable and accrued expenses	535	(2,013)
Tenant prepayments	16	67
Security deposits	98	158
Net cash provided by operating activities	9,022	6,032

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	32,882	-
Capital expenditures	(8,156)	(15,097)
Net cash provided by (used in) investing activities	24,726	(15,097)

Cash flows from financing activities:
Redemptions of common stock	(25,765)	(15,877)
Payment of deferred financing costs	(445)	(503)
Increase in borrowings	8,946	17,439
Repayments on borrowings	(5,760)	(4,660)
Purchase of interest rate caps	(11)	(66)
Distributions paid on common stock	(12,520)	(16,175)
Net cash used in financing activities	(35,555)	(19,842)

Net decrease in cash and restricted cash	(1,807)	(28,907)
Cash and restricted cash at beginning of year	47,988	76,895
Cash and restricted cash at end of year	$46,181	$47,988

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	December 31,
	2019	2018
Cash	$39,647	$40,175
Restricted cash	6,534	7,813
Total cash and restricted cash shown in the consolidated balance sheets	$46,181	$47,988

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012.  During the primary portion of its initial public offering, the Company offered up to 100,000,000 shares of common stock for $10 per share, with volume discounts available to certain categories of investors.  The primary portion of the offering closed on February 6, 2016. The Company is currently offering up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to 95% of the estimated net asset value per share. On January 23, 2020, the Company filed a Registration Statement to offer an additional 1,500,000 shares pursuant to the Company’s distribution reinvestment plan. The Company has adopted a fiscal year ending December 31.

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

As of December 31, 2019, a total of 60,094,623 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, remain outstanding. As of December 31, 2019, the Company had issued 9,826,431 shares valued at $85.3 million pursuant to its distribution reinvestment plan.

The Company’s objective is to take advantage of the Sponsor's dedicated multifamily investing and lending platforms to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values. The Company has acquired commercial real estate assets, principally underperforming multifamily rental properties which the Company will renovate and stabilize in order to increase rents, and may acquire, to a lessor extent, real estate related debt.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Oak Hill Holdings, LLC, or Oak Hill	N/A (1)	N/A	N/A
RRE Bear Creek Holdings, LLC, or Bear Creek	Adair off Addison	152	Dallas, TX
RRE Buckhead Holdings, LLC, or Buckhead	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC, or Farrington	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC, or Mayfair Chateau	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC, or Fairways of Bent Tree	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC, or Montclair Holdings	Montclair	188	Portland, OR
RRE Spalding Crossing Holdings, LLC, or Spalding Crossing	1000 Spalding Crossing	252	Atlanta, GA
RRE Grand Reserve Holdings, LLC, or Grand Reserve	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC, or Canterwood	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC, or Fox Ridge	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC, or Riverlodge	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC, or Breckenridge	81 Fifty at West Hills Apartment Homes	357	Portland, OR
RRE Santa Rosa Holdings, LLC, or Santa Rosa	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC, or Windbrooke Crossing	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC, or The Woods of Burnsville	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC, or Indigo Creek	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC, or Martin's Point	Martin's Point	256	Lombard, IL

N/A - Not Applicable

(1) Property was sold on February 28, 2019

All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2019, the Company had $46.1 million of deposits at various banks, $38.7 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

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

As of December 31, 2019, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represent approximately 19.6%, 18.9%, 15.6%, 14.1% and 9.1% of the portfolio. This makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

adjustment to net income. The Company did not recognize any impairment charges during the years ended December 31, 2019 and 2018.

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

DECEMBER 31, 2019

an incorrect assessment of the fair value of these assets and liabilities, which could impact the Company's reported net income (loss).

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases are approximately $41.4 million and $586,000 for the years ending December 31, 2020 and 2021, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements.  The Company also receives other ancillary fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned. The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined based upon the lease being determined the predominant component. The Company also has revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2019 and 2018 is a $573,000 and $666,000 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes income from these contracts on a straight line basis over the contract period of 10 years to 12 years. During the years ended December 31, 2019 and 2018, approximately $138,000 and $71,100, respectively of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company specifically analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  At December 31, 2019 and 2018, there were allowances for uncollectible receivables of $44,186 and $13,901, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2019 and 2018, the Company did not treat any of its subsidiaries as a TRS.

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

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of weighted-average common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 convertible shares (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2019 (were such date to represent the end of the contingency period).  For the year ended December 31, 2019 and 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" ("ASU

No. 2016-02"), which was amended by ASU No. 2018-09 "Codification Improvements" in July 2018. ASU No. 2016-02, as

amended, is intended to improve financial reporting related to leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic

606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02. The Company adopted these standards as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures. For operating leases where the Company is the lessor, the underlying leased asset is recognized as real estate on the balance sheet. The Company has chosen to apply the practical expedient (discussed in ASU No. 2018-11, “Leases: Targeted Improvements”) to nonlease component revenue streams and account for them as a combined component with leasing revenue. The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods. No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019. For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

hedge effectiveness. The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

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

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. . The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 which will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at December 31, 2019.

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

DECEMBER 31, 2019

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2019	2018
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$5,993	$8,878
Stock issued pursuant to distribution reinvestment plan	14,724	20,693
Accruals for construction in process	1,955	424
Repayments on borrowings through refinancing	24,469	72,845
Escrow deposits funded through refinancing	580	—

Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	29,497	—

Cash paid during the period for:
Interest	$24,930	$25,508

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	December 31, 2019	December 31, 2018
Real estate taxes	$3,956	$5,107
Insurance	877	779
Capital improvements	1,380	1,358
Other	321	569
Total	$6,534	$7,813

Unrestricted cash designated for capital expenditures	$21,706	$28,021

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Land	$119,028	$119,028
Building and improvements	720,420	716,839
Furniture, fixtures and equipment	25,906	23,903
Construction in progress	1,955	490
	867,309	860,260
Less: accumulated depreciation	(131,779)	(92,522)
	$735,530	$767,738
Assets held for sale - rental properties	-	42,863
	$735,530	$810,601

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Depreciation expense for the years ended December 31, 2019 and 2018 was $39.6 million and $40.6 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents details of the Company’s disposition activity during the year ended December 31, 2019 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Loss to Property Sold (1)
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,143	$(249)

(1) Excludes net gain on disposition

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases.  The gross value of acquired in-place leases totaled $17.3 million and $18.5 million as of December 31, 2019 and 2018, respectively, which were reported net of accumulated amortization of $17.3 million and $18.5 million , respectively.  For the years ended December 31, 2019 and 2018, amortization expense was $0 and $813,000, respectively. Intangible assets were fully amortized as of December 31, 2018.

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2019				December 31, 2018
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Overton Trails Apartment Homes	$-	$—	$-	$-	$29,841	$—	$(246)	$29,595
Uptown Buckhead	19,264	—	(178)	19,086	19,651	—	(213)	19,438
Crosstown at Chapel Hill	42,650	—	(325)	42,325	42,650	—	(386)	42,264
The Brookwood - Key Bank	17,063	186	(88)	17,161	17,477	291	(137)	17,631
The Brookwood - Capital One	2,566	14	(15)	2,565	2,613	22	(24)	2,611
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(380)	32,830	24,629	—	(233)	24,396
1000 Spalding Crossing	23,737	—	(113)	23,624	24,195	—	(171)	24,024
Montclair Terrace	19,958	—	(182)	19,776	20,312	—	(234)	20,078
Grand Reserve	47,845	—	(539)	47,306	47,845	—	(606)	47,239
Verdant Apartment Homes	36,913	—	(178)	36,735	37,300	—	(233)	37,067
Arcadia Apartment Homes	39,782	—	(195)	39,587	40,200	—	(256)	39,944
Ravina Apartment Homes	26,241	—	(165)	26,076	26,951	—	(239)	26,712
81 Fifty at West Hills Apartment Homes	51,833	—	(368)	51,465	52,645	—	(477)	52,168
The Palmer at Las Colinas	45,700	—	(437)	45,263	45,700	—	(506)	45,194
Windbrooke Crossing	37,222	—	(272)	36,950	37,788	—	(343)	37,445
Woods of Burnsville	37,744	—	(355)	37,389	38,250	—	(445)	37,805
Indigo Creek	40,402	—	(320)	40,082	40,789	—	(397)	40,392
Martin's Point	29,944	—	(289)	29,655	29,990	—	(351)	29,639
	$552,074	$200	$(4,399)	$547,875	$578,826	$313	$(5,497)	$573,642

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Overton Trails Apartment Homes	—	—	—	$-	$-	(8)
Uptown Buckhead	7/1/2025	2.22%	3.98%	$104	$63	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	3.53%	$142	$279	(1) (3) (4) (7)
The Brookwood - Key Bank	11/1/2021	—	4.73%	$104	$54	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	$16	$—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	3.40%	$107	$81	(1) (3) (9)
1000 Spalding Crossing	1/1/2022	—	3.88%	$116	$51	(2) (4)
Montclair Terrace	6/1/2023	2.45%	4.21%	$107	$102	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	3.48%	$157	$90	(1) (3) (4) (7)
Verdant Apartment Homes	5/1/2023	—	3.89%	$176	$37	(2) (4)
Arcadia Apartment Homes	5/1/2023	—	3.89%	$189	$35	(2) (4)
Ravina Apartment Homes	5/1/2022	—	3.76%	$144	$144	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	4.12%	$269	$58	(1) (3) (4)
The Palmer at Las Colinas	9/1/2026	2.11%	3.87%	$166	$159	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	4.45%	$201	$65	(1) (3) (4)
Woods of Burnsville	2/1/2024	2.13%	3.89%	$190	$84	(1) (3) (4)
Indigo Creek	5/1/2024	1.93%	3.69%	$199	$52	(1) (3) (4)
Martin's Point	11/1/2024	1.86%	3.62%	$149	$76	(1) (3) (4)

(1)	Variable rate based on one-month LIBOR of 1.76250% (as of December 31, 2019) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Originated during the year ended December 31, 2018 through refinancing
(8)	Mortgage note payable related to asset sold on February 28, 2019
(9)	Originated during the year ended December 31, 2019 through refinancing

On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value adjustment (premium) is amortized to interest expense over the term of the related mortgages loans using the effective interest method. As of December 31, 2019, the net unamortized mortgage premium of approximately $200,000  was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At December 31, 2019, the weighted average interest rate of all the Company’s outstanding indebtedness was 3.87%

Mortgage notes are collateralized by liens on the assets of the respective properties as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

As of December 31, 2019 and 2018, the Company had $6.5 million and $7.8 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, is as follows (in thousands):

2020	$7,052
2021	26,891
2022	55,615
2023	146,304
2024	138,676
Thereafter	177,536
$552,074

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. For the Crosstown at Chapel Hill Mortgage Loan, beginning with the calendar quarter ended December 31, 2017, the property must maintain a certain level of debt service coverage.  The Company was in compliance with all covenants related to this loan as of December 31, 2019.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of December 31, 2019 and December 31, 2018, accumulated amortization of deferred financing costs was $3.4 million and $2.9 million respectively.  Amortization of deferred financing costs for the next five years ending December 31, and thereafter, are as follows (in thousands):

2020	$1,052
2021	1,025
2022	862
2023	671
2024	355
Thereafter	434
$4,399

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2019 (in thousands):

Net unrealized (loss) gain on derivatives
Balance, January 1, 2018	$(444)
Reclassification adjustment for realized loss on designated derivatives	130
Unrealized loss on designated derivatives	(65)
Balance, December 31, 2018	(379)
Reclassification adjustment for realized loss on designated derivatives	268
Unrealized loss on designated derivatives	(78)
Balance, December 31, 2019	$(189)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

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

Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of (i) one-half of the aggregate brokerage commission paid, or if none is paid, the amount that customarily would be paid at a market rate or (ii) 2.0% of the contract sales price.

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

Relationship with RAI and C-III

Property loss pool: Until February 28, 2019, the Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represented insurance deposits held in escrow by RAI and C-III related to the self-insurance pool, which were returned to the Company. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250 million, after either a $25,000 or $100,000 deductible per incident, depending on location and/or type of loss.

Beginning March 1, 2019, the Company now participates (with other properties directly or indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on the location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

results. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Company.

General liability coverage:  The Company participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.

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

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the years ended December 31, 2019 and 2018.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company for which they are reimbursed by the Company.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	December 31, 2019	December 31, 2018
Due from related parties:
RAI - self-insurance funds held	33	57
Operating expense reimbursements	264	-
	$297	$57

Due to related parties:
Advisor
Operating expense reimbursements	6	133
Manager
Property management fees	328	329
Operating expense reimbursements	96	97

RAI
Internal audit fees	-	25

Properties
Meridian	2	-
	$432	$584

	Years Ended
	December 31,
	2019	2018
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$9,374	$9,840
Debt financing fees (2)	$39	$78
Operating expense reimbursements (3)	$3,462	$3,708

Manager
Property management fees (1)	$3,834	$3,888
Construction management fees (4)	$255	$859
Construction payroll reimbursements (4)	$63	$121
Operating expense reimbursements (3)	$70	$201

(1)	Included in Management fees on the consolidated statements of operations and comprehensive loss.
(2)	Included in Mortgage notes payable, net on the consolidated balance sheets.
(3)	Included in General and administrative on the consolidated statements of operations and comprehensive loss.
(4)	Capitalized and included in Rental properties, net on the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

NOTE 11 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of both December 31, 2019 and 2018, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of December 31, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

As of December 31, 2019,  no Triggering Events had occurred or were probable to occur.

Common Stock

As of December 31, 2019, the Company had an aggregate of 60,094,623 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	9,826,431	85,348
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	65,879,093	$641,695
Shares redeemed and retired	(5,784,470)
Total shares outstanding	60,094,623

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Redemptions

During the year ended December 31, 2019, the Company redeemed shares of common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	—	(2)
February 2019	—	$—	—	(2)
March 2019	664	$8.97	664	(2)
April 2019	—	$—	—	(2)
May 2019	—	$—	—	(2)
June 2019	1,671	$8.34	2,335	(2)
July 2019	—	$—	—	(2)
August 2019	—	$—	—	(2)
September 2019	467	$8.36	2,802	(2)
October 2019	—	$—	—	(2)
November 2019	—	$—	—	(2)
December 2019	236	$8.33	3,038	(2)

(1)	All purchases of equity securities by the Company in the year ended December 31, 2019 were made pursuant to the Company's share redemption program.
(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.

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

During the year ended December 31, 2019, not all redemption requests were honored. As a result of the 5% limit of shares that may be repurchased under the program, during the year ended December 31, 2019, 48.1% of redemption requests were honored. As a result, the Company had $27.3 million of outstanding and unfilled redemption requests, representing 3,276,329 shares.

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

On February 14, 2020, the Company’s board of directors suspended the share redemption program, with exceptions for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. The suspension took effect on March 20, 2020. While the share redemption program is partially suspended, pending and new redemption requests for redemptions submitted other than in connection with a stockholder’s death or qualifying disability will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Distributions

For the year ended December 31, 2019, the Company paid aggregate distributions of $27.2 million including $12.5 million of distributions paid in cash and $14.7 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 14, 2018	$0.00164384	December 29, 2018 through January 30, 2019	January 31, 2019	$1,717	$1,412	$3,129
December 14, 2018	0.00164384	January 31, 2019 through February 27, 2019	February 28, 2019	1,553	1,281	2,834
December 14, 2018	0.00164384	February 28, 2019 through March 28, 2019	March 29, 2019	1,594	1,342	2,936
March 20, 2019	0.00109589	March 29, 2019 through April 29, 2019	April 30, 2019	1,164	985	2,149
March 20, 2019	0.00109589	April 30, 2019 through May 30, 2019	May 31, 2019	1,131	956	2,087
March 20, 2019	0.00109589	May 31, 2019 through June 27, 2019	June 28, 2019	1,012	858	1,870
June 11, 2019	0.00109589	June 28, 2019 through July 30, 2019	July 31, 2019	1,174	996	2,170
June 11, 2019	0.00109589	July 31 2019 through August 29, 2019	August 30, 2019	1,068	909	1,977
June 11, 2019	0.00109589	August 30, 2019 through September 27, 2019	September 30, 2019	1,026	881	1,907
September 10, 2019	0.00109589	September 28, 2019 through October 30, 2019	October 31, 2019	1,159	1,008	2,167
September 10, 2019	0.00109589	October 31, 2019 through November 26, 2019	November 27, 2019	944	834	1,778
September 10, 2019	0.00109589	November 27, 2019 through December 30, 2019	December 31, 2019	1,182	1,057	2,239
				$14,724	$12,519	$27,243

On December 11, 2019, the Company's Board of Directors approved distributions in an amount of $0.001095890 per share of common stock for stockholders of record each day in the period from December 31, 2019 through and including March 30, 2020, payable on January 31, 2020, February 28, 2020 and March 31, 2020.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the year ended December 31, 2019 (in thousands):

Total aggregate distributions paid	$27,243
Less: distribution payable at December 31, 2018	(8,878)
Add: distribution payable at December 31, 2019	5,993
Total distributions declared	$24,358

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

DECEMBER 31, 2019

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Interest rate caps	$—	$9	$—	$9
Cancelable swap	—	—	—	—
	$—	$9	$—	$9

December 31, 2018
Assets:
Interest rate caps	$—	$27	$—	$27
Cancelable swap	—	—	—	—
	$—	$27	$—	$27

Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$552,074	$545,249	$578,826	$580,925

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

DECEMBER 31, 2019

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $95,018 will be reclassified as an increase to interest expense.

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

As of December 31, 2019, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	12	$408,632	January 1, 2020 through July 1, 2023

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

Asset Derivatives				Liabilities Derivatives
December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$9	Interest rate caps	$27	NA	$—	NA	$—
Derivatives not designated as hedging instruments:
Cancelable swap	NA	NA	NA	NA	NA	NA	$—

Interest rate caps and the cancelable swap are included in Prepaid expenses and other assets on the consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018 (in thousands):

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2019	December 31, 2018
Interest rate caps	Interest expense	$(285)	$(108)

		Amount of Gain (Loss) Recognized in Income for the Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	December 31, 2019	December 31, 2018
Cancelable swap	Interest expense	$—	$287

	Amount of Gain (Loss) Recognized in OCI on Derivative for the Years Ended		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for the Years Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2019	December 31, 2018	OCI into Income (Effective Portion)	December 31, 2019	December 31, 2018
Interest rate products	$(95)	$(43)	Interest expense	$(285)	$(108)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations. As of December 31, 2019, the Company has not posted any collateral related to these agreements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

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

Operating expenses for the four quarters ended December 31, 2019 did not exceed the charter imposed limitation.

NOTE 15 – SUBSEQUENT EVENTS

On January 23, 2020, the Company filed a Form S-3 with the SEC to register an additional 1.5 million shares under the DRIP.

On February 14, 2020, the Board of Directors suspended the share redemption program with exceptions for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. The suspension took effect on March 20, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s investments and operating results.

The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate owned:
Residential	$-	$9,149	$3,425	$12,574	$(3,967)	1980	6/4/2014
Dallas, Texas

Residential	19,264	31,856	5,058	36,914	(7,276)	1989	3/30/2015
Atlanta, Georgia

Residential	42,650	45,653	7,384	53,037	(10,819)	1990	5/19/2015
Chapel Hill, North Carolina

Residential	19,629	30,003	7,106	37,109	(7,271)	1968	8/21/2015
Homewood, Alabama

Residential	33,210	20,667	3,291	23,958	(4,821)	1979	8/27/2015
Dallas, Texas

Residential	23,737	40,194	5,218	45,412	(8,132)	1995	9/24/2015
Atlanta Georgia

Residential	19,958	32,130	3,441	35,571	(5,830)	2004	10/29/2015
Portland, Oregon

Residential	47,845	66,213	5,967	72,180	(11,432)	1991	12/18/2015
Naperville, Illinois

Residential	36,913	64,181	4,330	68,511	(8,629)	1997	12/18/2015
Boulder, Colorado

Residential	39,782	59,059	6,036	65,095	(9,959)	1984	1/22/2016
Centennial, Colorado

Residential	26,241	55,466	6,776	62,242	(10,478)	2001	3/23/2016
Austin, Texas

Residential	51,833	80,155	5,741	85,896	(11,711)	1985	5/17/2016
Portland, Oregon

Residential	45,700	68,454	7,796	76,250	(11,192)	1991	6/28/2016
Irving, Texas

Residential	37,222	47,817	575	48,392	(5,474)	1986	12/22/2016
Buffalo Grove, Illinois

Residential	37,744	49,775	1,459	51,234	(6,298)	1984	12/23/2016
Burnsville, Minnesota

Residential	40,402	54,057	1,012	55,069	(5,634)	1998	4/4/2017
Glendale, Arizona

Residential	29,944	37,205	660	37,865	(2,856)	1989	10/31/2017
Lombard, Illinois
'	$552,074	$792,034	$75,275	$867,309	$(131,779)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, Inc.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Years Ended December 31,
	2019	2018
	(in thousands)
Investments in real estate:
Balance at beginning of the year	$912,534	$898,729
Additions during the year:	—	—
Acquisitions	—	-
Improvements, etc.	8,156	15,486
Dispositions during the year:	(53,381)	(1,681)
Balance at end of year	$867,309	$912,534

Accumulated Depreciation:
Balance at beginning of year	$(101,933)	$(61,758)
Depreciation	(39,599)	(40,611)
Disposals	9,753	436
Balance at the end of year	$(131,779)	$(101,933)

(Back to Index)