Form 10-Q
period 2020-03-31
Resource Real Estate Opportunity REIT II, Inc.
filed 2020-05-11
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 60,326,767 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$726,412	$735,530
	726,412	735,530

Cash	34,094	39,647
Restricted cash	7,385	6,534
Subtotal - cash and restricted cash	41,479	46,181
Tenant receivables, net	111	107
Due from related parties	-	297
Prepaid expenses and other assets	3,663	2,147
Total assets	$771,665	$784,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$546,244	$547,875
Accounts payable and accrued expenses	12,412	11,502
Due to related parties	539	432
Tenant prepayments	581	634
Security deposits	1,534	1,513
Distributions payable	-	5,993
Total liabilities	561,310	567,949

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized; and 60,326,297 and 60,094,623 shares outstanding, respectively)	602	600
Additional paid-in capital	530,368	528,464
Accumulated other comprehensive loss	(116)	(189)
Accumulated deficit	(320,500)	(312,563)
Total stockholders’ equity	210,355	216,313
Total liabilities and stockholders’ equity	$771,665	$784,262

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$21,407	$21,959

Expenses:
Rental operating - expenses	3,846	3,131
Rental operating - payroll	1,736	2,009
Rental operating - real estate taxes	2,902	3,162
Subtotal - Rental operating expenses	8,484	8,302
Management fees	3,127	3,395
General and administrative	2,090	2,289
Loss on disposal of assets	63	44
Depreciation and amortization expense	10,054	9,801
Total expenses	23,818	23,831
Loss before net gain on disposition	(2,411)	(1,872)
Net gain on disposition of property	-	20,619
Income (loss) before other income (expense)	(2,411)	18,747
Other income (expense):
Interest income	11	64
Interest expense	(5,526)	(7,114)
Net income (loss)	(7,926)	11,697

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	73	32
Comprehensive income (loss)	$(7,853)	$11,729

Weighted average common shares outstanding	60,215	61,613

Basic and diluted net income (loss) per common share	$(0.13)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2020	60,095	$600	50	$1	$528,464	$(189)	$(312,563)	$216,313
Common stock issued through distribution reinvestment plan	371	4	—	—	3,127	—	—	3,131
True-up of prior year cash distributions declared							(11)	(11)
Common stock redemptions	(140)	(2)	—	—	(1,223)	—	—	(1,225)
Designated derivatives, fair value adjustment	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(7,926)	(7,926)
Balance, at March 31, 2020	60,326	$602	50	$1	$530,368	$(116)	$(320,500)	$210,355

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2019	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	570	6	—	—	4,858	—	—	4,864
Distributions declared	—	—	—	—	—	—	(6,132)	(6,132)
Common stock redemptions	(664)	(7)	—	—	(5,946)	—	—	(5,953)
Designated derivatives, fair value adjustment	—	—	—	—	—	32	—	32
Net income	—	—	—	—	—	—	11,697	11,697
Balance, at March 31, 2019	61,285	$611	50	$1	$538,405	$(347)	$(270,696)	$267,974

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(7,926)	$11,697
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	63	44
Net gain on disposition of property	-	(20,619)
Depreciation and amortization	10,054	9,801
Amortization of deferred financing costs	263	288
Amortization of mortgage premiums	(28)	(28)
Realized loss on ineffectiveness of interest rate caps	(34)	-
Changes in operating assets and liabilities:
Tenant receivables, net	(4)	27
Due from related parties	296	51
Prepaid expenses and other assets	(1,391)	78
Due to related parties	107	(74)
Accounts payable and accrued expenses	909	304
Tenant prepayments	(53)	58
Security deposits	22	67
Net cash provided by operating activities	2,278	1,694

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	—	32,882
Capital expenditures	(1,000)	(1,645)
Net cash provided by (used in) investing activities	(1,000)	31,237

Cash flows from financing activities:
Redemptions of common stock	(1,225)	(5,953)
Repayments on mortgage notes payable	(1,866)	(1,225)
Purchase of interest rate caps	(16)	-
Distributions paid on common stock	(2,873)	(4,035)
Net cash used in financing activities	(5,980)	(11,213)
Net increase (decrease) in cash and restricted cash	(4,702)	21,718
Cash and restricted cash at beginning of period	46,181	47,988
Cash and restricted cash at end of period	$41,479	$69,706

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts shown on the consolidated statements of cash flows:

	March 31,
	2020	2019
Cash	$34,094	$63,004
Restricted cash	7,385	6,702
Total cash and restricted cash shown in the consolidated balance sheets	$41,479	$69,706

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)

Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with discounts available to certain categories of investors. The primary portion of the offering closed on February 6, 2016. The Company continued to offer up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to 95% of the estimated net asset value per share. On January 23, 2020, the Company filed a Registration Statement to offer an additional 1,500,000 shares pursuant to the Company’s distribution reinvestment plan. The Company has adopted a fiscal year ending December 31.

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

As of March 31, 2020, a total of 60,326,297 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $644.8 million. As of March 31, 2020, the Company had issued 10,197,719 shares for $88.5 million pursuant to its distribution reinvestment plan.

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

The consolidated financial statements and the information and tables contained in the notes thereto, as of March 31, 2020, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 15, “Subsequent Events” for a further discussion on the COVID-19 pandemic.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

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

March 31, 2020

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2020 and December 31, 2019, the Company had no rental properties included in assets held for sale.

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

Concentration of Risk

As of March 31, 2020, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represented approximately 19.6%, 18.9%, 15.6%, 14.1% and 9.1% of the net book value of its rental property assets, respectively. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of March 31, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator. The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company's investments in real estate might not be recoverable as of March 31, 2020. The Company did not recognize any impairment charges during the three months ended March 31, 2020 and 2019.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases where collection is considered probable, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases are $41.9 million and $1.6 million for the 12-month periods ending March 31, 2021 and 2022, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements, other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined based upon the lease being determined the predominant component.  The Company also has revenues sharing arrangements of cable income from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2020 and December 31, 2019 is a $555,000 and $573,000 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes income from these contracts on a straight line basis over the contract periods of 10 years to 12 years. In the three months ended March 31, 2020 and 2019, approximately $18,000 and $76,000, respectively, of revenue from the contract liability was recognized as income.

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible.  At March 31, 2020, the allowance for uncollectible accounts was $16,000. At December 31, 2019, the allowance for uncollectible accounts was $44,000.

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of March 31, 2020 and December 31, 2019 the Company did not treat any of its subsidiaries as a TRS.

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

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2020 (were such date to represent the end of the contingency period). For the three months ended March 31, 2019, 732,632 common shares potentially issuable to settle distributions payable were included in the calculation of basic earnings per shares.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

Adoption of New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 was effective for the Company beginning January 1, 2020. Early application is permitted. The Company adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. The Company adopted the standard on January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The Company adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements.

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The Company early adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. During the three months ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$-	$6,112
Stock issued pursuant to distribution reinvestment plan	3,131	4,864
Accruals for construction in process	490	392
Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	-	29,947
Cash paid during the period for:
Interest	$5,326	$7,466

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	March 31, 2020	December 31, 2019
Real estate taxes	$4,862	$3,956
Insurance	1,024	877
Capital improvements	1,155	1,380
Other	344	321
	$7,385	$6,534

Unrestricted cash designated for capital expenditures	$14,740	$21,706

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$119,028	$119,028
Building and improvements	722,162	720,420
Furniture, fixtures and equipment	26,454	25,906
Construction in progress	497	1,955
	868,141	867,309
Less: accumulated depreciation	(141,729)	(131,779)
	$726,412	$735,530

Depreciation expense for the three months ended March 31, 2020 and 2019 was $10.1 million and $10.4 million, respectively.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents details of the Company’s disposition activity during the three months ended March 31, 2019. There were no dispositions during the three months ended March 31, 2020 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Loss Attributable to Property Sold (1)
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,145	$(229)

(1) Excludes net gain on disposition

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.3 million as of March 31, 2020 and December 31, 2019; the intangible assets are reported net of accumulated amortization of $17.3 million. Amortization for the three months ended March 31, 2020 and 2019 was $0. Intangible assets have been fully amortized as of both March 31, 2020 and December 31, 2019.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	March 31, 2020				December 31, 2019
Uptown Buckhead	19,167	—	(170)	18,997	19,264	—	(178)	19,086
Crosstown at Chapel Hill	42,650	—	(310)	42,340	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,956	160	(76)	17,040	17,063	186	(88)	17,161
The Brookwood - Capital One	2,554	12	(13)	2,553	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(364)	32,846	33,210	—	(380)	32,830
1000 Spalding Crossing	23,620	—	(98)	23,522	23,737	—	(113)	23,624
Montclair Terrace	19,857	—	(169)	19,688	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(523)	47,322	47,845	—	(539)	47,306
Verdant Apartment Homes	36,744	—	(164)	36,580	36,913	—	(178)	36,735
Arcadia Apartment Homes	39,601	—	(180)	39,421	39,782	—	(195)	39,587
Ravina Apartment Homes	26,058	—	(147)	25,911	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	51,598	—	(341)	51,257	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(421)	45,279	45,700	—	(437)	45,263
Windbrooke Crossing	37,058	—	(255)	36,803	37,222	—	(272)	36,950
Woods of Burnsville	37,571	—	(332)	37,239	37,744	—	(355)	37,389
Indigo Creek	40,213	—	(300)	39,913	40,402	—	(320)	40,082
Martin's Point	29,806	—	(273)	29,533	29,944	—	(289)	29,655
	$550,208	$172	$(4,136)	$546,244	$552,074	$200	$(4,399)	$547,875

The following table presents additional information about the Company's mortgage notes payable, net at March 31, 2020 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	3.21%	$104	$52	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	2.76%	142	74	(1) (3) (4)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	80	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	2.63%	107	74	(1) (3) (4)
1000 Spalding Crossing	1/1/2022	—	3.88%	116	51	(2) (6)
Montclair Terrace	6/1/2023	2.45%	3.44%	107	27	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	2.71%	157	90	(1) (3) (4)
Verdant Apartment Homes	5/1/2023	-	3.89%	176	37	(2) (6)
Arcadia Apartment Homes	5/1/2023	-	3.89%	189	35	(2) (6)
Ravina Apartment Homes	5/1/2022	-	3.76%	144	144	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	3.35%	269	58	(1) (3) (6)
The Palmer at Las Colinas	9/1/2026	2.11%	3.10%	165	156	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	3.68%	201	65	(1) (3) (6)
Woods of Burnsville	2/1/2024	2.13%	3.12%	190	84	(1) (3) (6)
Indigo Creek	5/1/2024	1.93%	2.92%	199	52	(1) (3) (6)
Martin's Point	11/1/2024	1.86%	2.85%	149	76	(1) (3) (6)

(1)	Variable rate based on one-month LIBOR of 0.9929% (as of March 31, 2020) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required

On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium is being amortized to

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

interest expense over the term of the related mortgage loans using the effective interest method. As of March 31, 2020, the net unamortized premium of $172,526 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At March 31, 2020, the weighted average interest rate of all the Company's outstanding indebtedness was 3.30%.

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

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium and deferred financing costs, for each of the next five 12-month periods ending March 31, and thereafter, are as follows (in thousands):

2021	$7,156
2022	50,032
2023	32,723
2024	215,307
2025	68,470
Thereafter	176,520
Total principal payments	$550,208

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

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of March 31, 2020 and December 31, 2019, accumulated amortization of deferred financing costs was $3.7 million and $3.4 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending March 31, and thereafter, is as follows (in thousands):

2021	$1,047
2022	994
2023	841
2024	574
2025	315
Thereafter	365
$4,136

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2019	$(379)
Designated derivatives, fair value adjustment	268
Unrealized loss on designated derivatives	(78)
Balance, December 31, 2019	(189)
Designated derivatives, fair value adjustment	34
Unrealized loss on designated derivatives	39
Balance, March 31, 2020	$(116)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

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

March 31, 2020

(unaudited)

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

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended March 31, 2020 and 2019.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company for which they are reimbursed by the Company.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	March 31, 2020	December 31, 2019
Due from related parties:
RAI - self insurance funds held	$-	$33
Operating expense reimbursements	-	264
	$-	297
Due to related parties:
Advisor
Operating expense reimbursements	208	6
Manager
Property management fees	328	328
Operating expense reimbursements	1	96
Properties
Meridian	2	2
	$539	$432

	Three Months Ended
	March 31,
	2020	2019
Fees earned / expenses incurred:
Advisor
Asset management fees (1) (5)	$2,171	$2,413
Disposition fees(4)	$—	$274
Operating expense reimbursements (2)	$1,080	$1,003

Manager
Property management fees (1)	$956	$982
Construction management fees (3)	$103	$61
Construction payroll reimbursements (3)	$—	$21
Operating expense reimbursements (2)	$—	$45

(1)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).
(3)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(4)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive income (loss).
(5)	Net with acquisition fees returned as a result of capital expense reallocation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of March 31, 2020, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of March 31, 2020, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

No Triggering Events have occurred as of March 31, 2020 or were probable to occur.

Common Stock

As of March 31, 2020, the Company had an aggregate of 60,326,297 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,719	88,479
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	66,250,381	$644,826
Shares redeemed and retired	(5,924,084)
Total shares outstanding	60,326,297

Redemptions

During the three months ended March 31, 2020, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)
January 2020	—	$—	—
February 2020	—	$—	—
March 2020	140	$8.77	140

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

(1)	All purchases of equity securities by the Company in the three months ended March 31, 2020 were made pursuant to the Company's share redemption program.

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

Effective March 20, 2020, the share redemption program was suspended for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. While the partial suspension of the share redemption program is in effect, the Company will only accept requests for redemption in connection with a stockholder’s death or qualifying disability and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

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

Distributions

For the three months ended March 31, 2020, the Company paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share per day	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 11, 2019	$0.001095890	December 31, 2019 through January 30, 2020	January 31, 2020	$1,074	$968	$2,042
December 11, 2019	$0.001095890	January 31, 2020 through February 27, 2020	February 28, 2020	$965	$883	$1,848
December 11, 2019	$0.001095890	February 28, 2020 through March 30, 2020	March 31, 2020	$1,092	$1,022	$2,114
				$3,131	$2,873	$6,004

The Company announced on March 30, 2020 that it was suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the impact of the COVID-19 pandemic on its operations.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the three months ended March 31, 2020 (in thousands):

Total aggregate distributions paid	$6,004
Less: distributions payable at December 31, 2019	(5,993)
Add: distributions payable at March 31, 2020	-
Total distributions declared	$11

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

March 31, 2020

(unaudited)

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Interest rate caps	$—	$65	$—	$65
	$—	$65	$—	$65

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Interest rate caps	$—	$9	$—	$9
	$—	$9	$—	$9

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The carrying amount and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$550,208	$568,326	$552,074	$545,249

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2020, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $38,593 will be reclassified as an increase to interest expense.

As of March 31, 2020, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	11	$406,974	May 1, 2020 through July 1, 2023

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liabilities Derivatives
March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$65	Interest rate caps	$9	NA	$—	NA	$—

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 31, 2020

(unaudited)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):

Derivatives Designated as	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income for the Three Months Ended
Hedging Instruments	in Income	March 31, 2020	March 31, 2019
Interest rate caps	Interest expense	$(34)	$(53)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
Relationships	March 31, 2020	March 31, 2019	(Effective Portion)	March 31, 2020	March 31, 2019
Interest rate products	$(39)	$(20)	Interest expense	$(34)	$(53)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2020, the Company has not posted any collateral related to these agreements.

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its Charter, the Company must limit its total operating expenses to the greater of 2% of the average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended March 31, 2020 were in compliance with the charter-imposed limitation.

NOTE 15 - SUBSEQUENT EVENTS

COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its tenants. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, during April 2020, a small percentage of tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The Company has evaluated subsequent events and determined that no additional events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT II, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2019. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT II, Inc., a Maryland corporation, and, as required by context, RRE Opportunity OP II, LP, a Delaware limited partnership, and to their subsidiaries.

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

We commenced the public offering of our common stock in February 2014 and terminated the primary portion of the offering in February 2016. We continue to offer shares pursuant to our distribution reinvestment plan. We describe this offering in “Liquidity and Capital Resources,” below.

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

In the near term many of our tenants may suffer difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. As of April 30, 2020, we had received April rent payments equal to approximately 97.8% of the monthly rent for April, which is a reduction in the rate of collections of 1.0% from March 2020. In addition, we have received and approved short-term rent relief requests from approximately 0.4% of our tenants, equal to approximately 0.4% of our monthly rent for April. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. We are temporarily waiving late fees, halting evictions, and offering a payment deferral plan to residents who have been adversely financially impacted by the COVID-19 pandemic. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.  These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective March 20, 2020. Additionally, most of our value-add rehabilitation projects will be deferred temporarily.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense.  In addition, we have taken several steps to offset any disruptions in rent that may occur as a result of the COVID-19 pandemic.  Further, we have no debt maturing until November 2021 and are conservatively leveraged with an aggregate portfolio leverage of 71% Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Results of Operations

As of March 31, 2020, we owned 17 multifamily properties. As of March 31, 2020, we had sold one multifamily property.

Although the COVID-19 pandemic did not significantly impact our operating results for the quarter ending March 31, 2020, we expect that the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

Three Months ended March 31, 2020 Compared to the Three Months ended March 31, 2019

The following table sets forth the results of our operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$21,407	$21,959

Expenses:
Rental operating - expenses	3,846	3,131
Rental operating - payroll	1,736	2,009
Rental operating - real estate taxes	2,902	3,162
Subtotal - Rental operating expenses	8,484	8,302
Management fees	3,127	3,395
General and administrative	2,090	2,289
Loss on disposal of assets	63	44
Depreciation and amortization expense	10,054	9,801
Total expenses	23,818	23,831
Loss before net gain on disposition	(2,411)	(1,872)
Net gain on disposition of property	-	20,619
Income (loss) before other income (expense)	(2,411)	18,747
Other income (expense):
Interest income	11	64
Interest expense	(5,526)	(7,114)
Net income (loss)	$(7,926)	$11,697

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold between either of the periods presented and Company level expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31, 2020				For the three months ended March 31, 2019
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Rental income	$20,126	$-	$-	$20,126	$19,464	$957	$—	$20,421
Utility income	1,096	—	—	1,096	1,095	173	—	1,268
Ancillary tenant fees	185	—	—	185	255	15	—	270
Total revenues	21,407	—	—	21,407	20,814	1,145	-	21,959

Expenses:
Rental operating - expenses	3,803	—	43	3,846	3,056	124	(49)	3,131
Rental operating - payroll	1,732	—	4	1,736	1,844	154	11	2,009
Rental operating - real estate taxes	2,902	—	—	2,902	2,881	244	37	3,162
Subtotal - Rental operating expenses	8,437	—	47	8,484	7,781	522	(1)	8,302
Management fees	956	—	2,171	3,127	936	46	2,413	3,395
General and administrative	529	—	1,561	2,090	513	42	1,734	2,289
Loss on disposal of assets	63	—	—	63	44	—	—	44
Depreciation and amortization expense	10,054	—	—	10,054	9,801	—	—	9,801
Total expenses	20,039	—	3,779	23,818	19,075	610	4,146	23,831
Gain (loss)before net gain on disposition	1,368	—	(3,779)	(2,411)	1,739	535	(4,146)	(1,872)
Net gain on disposition of property	—	—	—	-	-	20,619	-	20,619
Income (loss) before other income (expense)	1,368	—	(3,779)	(2,411)	1,739	21,154	(4,146)	18,747

Other income (expense):
Interest income	10	—	1	11	63	-	1	64
Insurance proceeds in excess of cost basis	—	—	—	—	-	-	-	—
Interest expense	(5,526)	—	—	(5,526)	(6,350)	(764)	-	(7,114)
Net income (loss)	$(4,148)	$-	$(3,778)	$(7,926)	$(4,548)	$20,390	$(4,145)	$11,697

Revenues.  Rental income on the 17 properties we owned both periods increased by $662,000 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$8	-3.1%	55
Uptown Buckhead	(6)	-1.5%	10
Crosstown at Chapel Hill	71	-0.3%	66
The Brookwood	63	-1.2%	97
Adair off Addison Apartment Homes	33	0.8%	49
1000 Spalding Crossing	(18)	-4.9%	47
Montclair	9	-2.9%	63
Grand Reserve	41	-2.1%	84
Verdant Apartment Homes	(24)	-6.2%	92
Arcadia Apartment Homes	(28)	-2.6%	11
Ravina Apartment Homes	152	0.7%	100
81 Fifty at West Hills Apartment Homes	81	-0.4%	85
The Palmer at Las Colinas	197	1.4%	124
Windbrooke Crossing	(42)	-3.9%	7
Woods of Burnsville	68	0.2%	57
Indigo Creek	43	-1.8%	57
Martin's Point	14	-2.9%	63
.	$662

Expenses.   Our operating expenses on the 17 properties we owned during both periods increased by $656,000 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of an increase in real estate tax assessments as well as continued implementation of our investment strategy.

Management fees decreased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily as a result of the sale of Overton Trails in February 2019. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves.

General and administrative expenses decreased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily as a result of the sale of Overton Trails in February 2019.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$253	$-	$253
Amortization of intangibles	-	-	-
	$253	$-	$253

The overall increase in depreciation expense for all properties was due to continued capital improvements across the portfolio of properties in support of the implementation of our investment strategy. As of March 31, 2020, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the three months ended March 31, 2020.

Interest expense decreased by $1.6 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily as a result of the sale of Overton Trails in February 2019, offset by incremental borrowings from refinancings subsequent to March 31, 2019.

Liquidity and Capital Resources

From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10.00 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We also continue to offer shares of our common stock pursuant to our distribution reinvestment plan (“DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at 95% of the estimated net asset value per share. In connection with our initial primary public offering, we registered $95 million in shares of our common stock to be issued pursuant to the DRIP. On January 20, 2020, we filed a Form S-3 with the SEC to register an additional 1.5 million shares under the DRIP.

We derive the capital required to purchase real estate investments and conduct our operations from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations.

Our ability to derive the capital needed to conduct our operations may be adversely affected by the impact of the COVID-19 pandemic as discussed above.  Our Board of Directors determined to suspend distributions as of April 1, 2020 in order to preserve cash at the properties in order to offset any disruptions in rents that may occur as a result of the impact of COVID-19 on our operations.

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

Capital Expenditures

We deployed a total of $1.0 million during the three months ended March 31, 2020 for capital expenditures. We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to both preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations. The properties in which we deployed the most capital during the three months ended March 31, 2020 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital
	March 31, 2020	budgeted
Crosstown at Chapel Hill	$95	$647
The Brookwood	96	2,084
Montclair Terrace	172	1,577
Grand Reserve	47	396
Ravina Apartment Homes	265	2,952
81 Fifty at West Hills Apartment Homes	124	967
The Palmer at Las Colinas	35	2,290
The Woods at Burnsville	54	364
All other properties	112	3,463
	$1,000	$14,740

Common Stock

As of March 31, 2020, we had an aggregate of 60,326,297 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,719	88,479
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	66,250,381	$644,826
Shares redeemed and retired	(5,924,084)
Total shares outstanding	60,326,297

Mortgage Debt

The following is a summary of our mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	March 31, 2020				December 31, 2019
Uptown Buckhead	19,167	—	(170)	18,997	19,264	—	(178)	19,086
Crosstown at Chapel Hill	42,650	—	(310)	42,340	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,956	160	(76)	17,040	17,063	186	(88)	17,161
The Brookwood - Capital One	2,554	12	(13)	2,553	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(364)	32,846	33,210	—	(380)	32,830
1000 Spalding Crossing	23,620	—	(98)	23,522	23,737	—	(113)	23,624
Montclair Terrace	19,857	—	(169)	19,688	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(523)	47,322	47,845	—	(539)	47,306
Verdant Apartment Homes	36,744	—	(164)	36,580	36,913	—	(178)	36,735
Arcadia Apartment Homes	39,601	—	(180)	39,421	39,782	—	(195)	39,587
Ravina Apartment Homes	26,058	—	(147)	25,911	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	51,598	—	(341)	51,257	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(421)	45,279	45,700	—	(437)	45,263
Windbrooke Crossing	37,058	—	(255)	36,803	37,222	—	(272)	36,950
Woods of Burnsville	37,571	—	(332)	37,239	37,744	—	(355)	37,389
Indigo Creek	40,213	—	(300)	39,913	40,402	—	(320)	40,082
Martin's Point	29,806	—	(273)	29,533	29,944	—	(289)	29,655
	$550,208	$172	$(4,136)	$546,244	$552,074	$200	$(4,399)	$547,875

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	3.21%	$104	$52	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	2.76%	142	74	(1) (3) (4)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	80	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	2.63%	107	74	(1) (3) (4)
1000 Spalding Crossing	1/1/2022	—	3.88%	116	51	(2) (6)
Montclair Terrace	6/1/2023	2.45%	3.44%	107	27	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	2.71%	157	90	(1) (3) (4)
Verdant Apartment Homes	5/1/2023	-	3.89%	176	37	(2) (6)
Arcadia Apartment Homes	5/1/2023	-	3.89%	189	35	(2) (6)
Ravina Apartment Homes	5/1/2022	-	3.76%	144	144	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	3.35%	269	58	(1) (3) (6)
The Palmer at Las Colinas	9/1/2026	2.11%	3.10%	165	156	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	3.68%	201	65	(1) (3) (6)
Woods of Burnsville	2/1/2024	2.13%	3.12%	190	84	(1) (3) (6)
Indigo Creek	5/1/2024	1.93%	2.92%	199	52	(1) (3) (6)
Martin's Point	11/1/2024	1.86%	2.85%	149	76	(1) (3) (6)

(1)	Variable rate based on one-month LIBOR of 0.99288% (as of March 31, 2020) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly principal and interest payment required

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of March 31, 2020, the net unamortized fair value of debt was $172,526 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At March 31, 2020, the weighted average interest rate of all our outstanding indebtedness was 3.30%

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

As of March 31, 2020, our wholly-owned interests in multifamily properties were as follows:

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
		5,159

As three of our multifamily properties are located in the Dallas-Fort Worth area, three of our properties are located in the Chicago area, two of our properties are located in Portland, Oregon, two of our properties are located in the Atlanta area, and two of our properties are located in the Denver area, our portfolio is currently particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, pandemics, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

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

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended March 31, 2020 did not exceed the charter imposed limitation.

Distributions

For the three months ended March 31, 2020, we paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended March 31, 2020 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,131	$2,873	$6,004	$2,278	$11	$0.00109589	$2,278/38%	$3,726/62%

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	20,693	16,175	36,868
2019	0.00127854	14,724	12,519	27,243
2020	0.00109589	2,873	3,131	6,004
		$88,222	$66,713	$154,935

Our net loss for the three months ended March 31, 2020 was $7.9 million and net cash provided by operating activities was $2.3 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

We announced on March 30, 2020 that we were suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations.

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

Neither FFO, MFFO nor AFFO should be considered as an alternative to net income (loss) attributable to common stockholders, nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs. Further, during the current period of uncertainty and business disruptions as a result of the outbreak of COVID-19, FFO, MFFO and AFFO are much more limited measures of assessing our operating performance.  See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations -- COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business.

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

	Three Months Ended March 31,
	2020	2019
Net income (loss) – GAAP	$(7,926)	$11,697
Net gain in disposition of property	—	(20,619)
Depreciation expense	10,054	9,801
FFO	2,128	879
Adjustments for straight-line rents	28	63
Debt premium amortization	(28)	(85)
MFFO	2,128	857
Net gain on disposition of property	—	20,619
AFFO	$2,128	$21,476
Basic and diluted net income (loss) per common share - GAAP	$(0.13)	$0.19
FFO per share	$0.04	$0.01
MFFO per share	$0.04	$0.01
AFFO per share	$0.04	$0.35
Weighted average shares outstanding	60,215	61,613

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

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10- K for the year ended December 31, 2019 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, in the month of April 2020, a small percentage of tenants have requested rent deferral as a result of the pandemic. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

We are unable to predict the impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1A.  Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations and cash flows and the markets and communities in which we operate and our multifamily residents work and reside.

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants work and reside could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors:

•

reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations;

•

health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;

•	disruption in supply and delivery chains;
•	a general decline in business activity and demand for real estate;
•	federal, state and/or local laws or regulations or lender requirements implemented in response to COVID-19 that may prohibit us from evicting tenants at our properties;
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and

•

the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our residents’ financial situation or the global economy as a whole.  Nevertheless, it appears reasonably likely in the near term that many of our tenants may suffer reductions in income and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants will seek rent deferrals or become unable to pay their rent.  Since the pandemic was declared, we have received a small percentage of requests for such deferrals.  If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.

The current offering price of shares under our distribution reinvestment plan is equal to 95% of our current estimated value per share which was derived from the estimated value of our investments as of December 31, 2019 and approved by our board of directors on March 19, 2020.  It does not take into account developments in our portfolio or the markets since December 31, 2019, including the current business disruptions as a result of the COVID-19 pandemic.  As a result of these developments, a reinvestment of distributions in our common stock bears increased risk.

Pursuant to our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, participants currently acquire shares of the Company’s common stock under the plan at a price equal to $8.63 per share. The value of our shares will fluctuate over time in response to developments related to the performance of individual assets in the portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 31, 2019. In particular, the outbreak of the COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally as discussed in the risk factor above.  These risks are not priced into our most recent estimated value per share and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets.  As a result, a reinvestment of distribution in our common stock bears increased risk.

For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of our most estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of the Company’s annual report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the three months ended March 31, 2020 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

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

Effective March 20, 2020, the share redemption program was suspended except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. While the partial suspension of the share redemption program is in effect, we will only accept requests for redemption in connection with a stockholder’s death or qualifying disability and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

During the three months ended March 31, 2020, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	—	$—	—	(2)
February 2020	—	$—	—	(2)
March 2020	140	$8.77	140	(2)

(1)	All purchases of equity securities by us in the three months ended March 31, 2020 were made pursuant to our share redemption program.
(2)

We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above. For the three months ended March 31, 2020 we redeemed all redemption requests received in good order and eligible for redemption through the March redemption date.

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
4.1

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment no. 9 to the Registration Statement on Form S-11 on Form S-3 (No. 333-184476) filed February 16, 2016)

10.1

Form of Indemnification Agreement between the Company and each independent director of the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2020)

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

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

May 11, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)