Form 10-Q
period 2020-06-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2020-08-07
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, there were 60,206,977 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$717,314	$735,530

Cash	32,932	39,647
Restricted cash	6,801	6,534
Subtotal - cash and restricted cash	39,733	46,181
Tenant receivables, net	345	107
Due from related parties	9	297
Prepaid expenses and other assets	2,937	2,147
Total assets	$760,338	$784,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$544,473	$547,875
Accounts payable and accrued expenses	10,464	11,502
Due to related parties	919	432
Tenant prepayments	498	634
Security deposits	1,578	1,513
Distributions payable	-	5,993
Total liabilities	557,932	567,949

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized; and 60,206,508 and 60,094,623 shares outstanding, respectively)	601	600
Additional paid-in capital	529,281	528,464
Accumulated other comprehensive loss	(114)	(189)
Accumulated deficit	(327,363)	(312,563)
Total stockholders’ equity	202,406	216,313
Total liabilities and stockholders’ equity	$760,338	$784,262

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$21,353	$21,222	$42,760	$43,079

Expenses:
Rental operating - expenses	3,782	3,238	7,629	6,369
Rental operating - payroll	1,810	1,907	3,546	3,916
Rental operating - real estate taxes	2,949	2,717	5,851	5,879
Subtotal - Rental operating expenses	8,541	7,862	17,026	16,164
Management fees	3,242	3,245	6,369	6,640
General and administrative	2,023	1,675	4,111	3,862
Loss on disposal of assets	28	75	92	119
Depreciation and amortization expense	10,056	9,867	20,110	19,668
Total expenses	23,890	22,724	47,708	46,453
Loss before net gain on disposition	(2,537)	(1,502)	(4,948)	(3,374)
Net gain on disposition of property	-	-		20,619
Income (loss) before other income (expense)	(2,537)	(1,502)	(4,948)	17,245
Other income (expense):
Interest income	2	64	13	128
Interest expense	(4,328)	(6,671)	(9,854)	(13,785)
Net income (loss)	(6,863)	(8,109)	(14,789)	3,588

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	2	50	75	82
Comprehensive income (loss)	$(6,861)	$(8,059)	$(14,714)	$3,670

Weighted average common shares outstanding	60,310	61,467	60,263	61,491

Basic and diluted net income (loss) per common share	$(0.11)	$(0.13)	$(0.25)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2020	60,095	$600	50	$1	$528,464	$(189)	$(312,563)	$216,313
Common stock issued through distribution reinvestment plan	371	4	—	—	3,127	—	—	3,131
True-up of prior year cash distributions declared							(11)	(11)
Common stock redemptions	(140)	(2)	—	—	(1,223)	—	—	(1,225)
Designated derivatives, fair value adjustment	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(7,926)	(7,926)
Balance, at March 31, 2020	60,326	$602	50	$1	$530,368	$(116)	$(320,500)	$210,355
Common stock redemptions	(120)	(1)	—	—	(1,087)	—	—	(1,088)
Designated derivatives, fair value adjustment	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(6,863)	(6,863)
Balance, at June 30, 2020	60,206	$601	50	$1	$529,281	$(114)	$(327,363)	$202,406

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2019	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	570	6	—	—	4,858	—	—	4,864
Distributions declared	—	—	—	—	—	—	(6,132)	(6,132)
Common stock redemptions	(664)	(7)	—	—	(5,946)	—	—	(5,953)
Designated derivatives, fair value adjustment	—	—	—	—	—	32	—	32
Net income	—	—	—	—	—	—	11,697	11,697
Balance, at March 31, 2019	61,285	$611	50	$1	$538,405	$(347)	$(270,696)	$267,974
Common stock issued through distribution reinvestment plan	397	4	—	—	3,304	—	—	3,308
Distributions declared	—	—	—	—	—	—	(6,045)	(6,045)
Common stock redemptions	(1,671)	(16)	—	—	(13,930)	—	—	(13,946)
Designated derivatives, fair value adjustment	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(8,109)	(8,109)
Balance, at June 30, 2019	60,011	$599	50	$1	$527,779	$(297)	$(284,850)	$243,232

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(14,789)	$3,588
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	92	119
Net gain on disposition of property	-	(20,619)
Depreciation and amortization	20,110	19,668
Amortization of deferred financing costs	526	555
Amortization of mortgage premiums	(56)	(56)
Realized loss on ineffectiveness of interest rate caps	(34)	-
Changes in operating assets and liabilities:
Tenant receivables, net	(238)	(42)
Due from related parties	289	51
Prepaid expenses and other assets	(660)	84
Due to related parties	487	(348)
Accounts payable and accrued expenses	(1,039)	303
Tenant prepayments	(136)	(464)
Security deposits	65	85
Net cash provided by operating activities	4,617	2,924

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	—	32,882
Capital expenditures	(1,990)	(3,781)
Net cash provided by (used in) investing activities	(1,990)	29,101

Cash flows from financing activities:
Redemptions of common stock	(2,313)	(19,899)
Payment of deferred financing costs	—	(445)
Proceeds from borrowings on mortgage notes payable	—	8,946
Repayments on mortgage notes payable	(3,873)	(2,468)
Purchase of interest rate caps	(16)	(11)
Distributions paid on common stock	(2,873)	(6,833)
Net cash used in financing activities	(9,075)	(20,710)
Net increase (decrease) in cash and restricted cash	(6,448)	11,315
Cash and restricted cash at beginning of period	46,181	47,988
Cash and restricted cash at end of period	$39,733	$59,303

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts:

	June 30,
	2020	2019
Cash	$32,932	$52,219
Restricted cash	6,801	7,084
Total cash and restricted cash shown in the consolidated balance sheets	$39,733	$59,303

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

As of June 30, 2020, a total of 60,206,508 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $644.8 million. As of June 30, 2020, the Company had issued 10,197,719 shares for $88.5 million pursuant to its distribution reinvestment plan.

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

The consolidated financial statements and the information and tables contained in the notes thereto, as of June 30, 2020, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the six months ended June 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2020; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Executed short-term rent relief plans that are outstanding at June 30, 2020 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

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

June 30, 2020

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of June 30, 2020 and December 31, 2019, the Company had no rental properties included in assets held for sale.

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

Concentration of Risk

As of June 30, 2020, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represented approximately 19.6%, 18.9%, 15.6%, 14.1% and 9.1% of the net book value of its rental property assets, respectively. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of June 30, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator. The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company's investments in real estate might not be recoverable as of June 30, 2020. The Company did not recognize any impairment charges during the six months ended June 30, 2020 and 2019.

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

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

In estimating the fair value of both the tangible and intangible acquired assets, the Company also considers information obtained about each property as a result of its pre-acquisition due diligence. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

The future minimum rental payments to be received from noncancelable operating leases are $45.1 million and $1.3 million for the 12-month periods ending June 30, 2021 and 2022, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements, other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined based upon the lease being determined the predominant component.  The Company also has

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

revenues sharing arrangements of cable income from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2020 and December 31, 2019 is a $536,000 and $573,000 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes income from these contracts on a straight line basis over the contract periods of 10 years to 12 years. In the three and six months ended June 30, 2020, approximately $18,000 and $36,000 respectively, of revenue from the contract liability was recognized as income.  In the three and six months ended June 30, 2019, approximately $16,000 and $92,000 respectively, of revenue from the contract liability was recognized as income.

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible.  At June 30, 2020, the allowance for uncollectible accounts was $15,000. At December 31, 2019, the allowance for uncollectible accounts was $44,000.

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of June 30, 2020 and December 31, 2019 the Company did not treat any of its subsidiaries as a TRS.

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

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2020 (were such date to represent the end of the contingency period). For the three and six months ended June 30, 2019 common shares potentially issuable to settle distributions payable were included in the calculation of basic and diluted earnings per share.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

Adoption of New Accounting Standards

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

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and  obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has not elected to apply the lease modification guidance to our leases. To date, the impact of lease concessions granted has not had a material effect on the financial statements. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$-	$6,050
Stock issued pursuant to distribution reinvestment plan	3,131	8,172
Accruals for construction in process	140	536
Repayments on borrowings through refinancing	-	24,469
Escrow deposits funded through refinancing	-	580
Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	-	29,947
Cash paid during the period for:
Interest	$9,893	$14,454

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	June 30, 2020	December 31, 2019
Real estate taxes	$4,972	$3,956
Insurance	311	877
Capital improvements	1,170	1,380
Other	348	321
	$6,801	$6,534

Unrestricted cash designated for capital expenditures	$14,645	$21,706

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$119,028	$119,028
Building and improvements	722,891	720,420
Furniture, fixtures and equipment	26,961	25,906
Construction in progress	163	1,955
	869,043	867,309
Less: accumulated depreciation	(151,729)	(131,779)
	$717,314	$735,530

Depreciation expense for the three months ended June 30, 2020 and 2019 was $10.1 million and $9.9 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $20.1 million and $19.7 million, respectively.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents details of the Company’s disposition activity during the six months ended June 30, 2019. There were no dispositions during the six months ended June 30, 2020 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Loss Attributable to Property Sold (1)
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,145	$(249)

(1) Excludes net gain on disposition

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.3 million as of June 30, 2020 and December 31, 2019; the intangible assets are reported net of accumulated amortization of $17.3 million. Amortization for the three and six months ended June 30, 2020 and 2019 was $0. Intangible assets have been fully amortized as of both June 30, 2020 and December 31, 2019 and, therefore, there are no intangible assets reported on the balance sheets as of those dates.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2020				December 31, 2019
Uptown Buckhead	$19,070	$-	$(161)	$18,909	$19,264	$-	$(178)	$19,086
Crosstown at Chapel Hill	42,650	—	(295)	42,355	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,850	135	(63)	16,922	17,063	186	(88)	17,161
The Brookwood - Capital One	2,542	10	(11)	2,541	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(349)	32,861	33,210	—	(380)	32,830
1000 Spalding Crossing	23,501	—	(84)	23,417	23,737	—	(113)	23,624
Montclair Terrace	19,742	—	(155)	19,587	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(506)	47,339	47,845	—	(539)	47,306
Verdant Apartment Homes	36,574	—	(150)	36,424	36,913	—	(178)	36,735
Arcadia Apartment Homes	39,417	—	(165)	39,252	39,782	—	(195)	39,587
Ravina Apartment Homes	25,877	—	(129)	25,748	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	51,330	—	(314)	51,016	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(404)	45,296	45,700	—	(437)	45,263
Windbrooke Crossing	36,871	—	(237)	36,634	37,222	—	(272)	36,950
Woods of Burnsville	37,374	—	(310)	37,064	37,744	—	(355)	37,389
Indigo Creek	39,998	—	(281)	39,717	40,402	—	(320)	40,082
Martin's Point	29,649	—	(258)	29,391	29,944	—	(289)	29,655
	$548,200	$145	$(3,872)	$544,473	$552,074	$200	$(4,399)	$547,875

The following table presents additional information about the Company's mortgage notes payable, net at June 30, 2020 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	2.38%	$71	$52	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	1.93%	69	74	(1) (3) (4)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	80	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	1.80%	56	74	(1) (3) (4)
1000 Spalding Crossing	1/1/2022	—	3.88%	116	51	(2) (6)
Montclair Terrace	6/1/2023	2.45%	2.61%	80	27	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	1.88%	76	90	(1) (3) (4)
Verdant Apartment Homes	5/1/2023	-	3.89%	176	37	(2) (6)
Arcadia Apartment Homes	5/1/2023	-	3.89%	189	35	(2) (6)
Ravina Apartment Homes	5/1/2022	-	3.76%	144	151	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	2.52%	205	58	(1) (3) (6)
The Palmer at Las Colinas	9/1/2026	2.11%	2.27%	85	156	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	2.85%	154	65	(1) (3) (6)
Woods of Burnsville	2/1/2024	2.13%	2.29%	145	121	(1) (3) (6)
Indigo Creek	5/1/2024	1.93%	2.09%	127	52	(1) (3) (6)
Martin's Point	11/1/2024	1.86%	2.02%	111	76	(1) (3) (6)

(1)	Variable rate based on one-month LIBOR of 0.1623% (as of June 30, 2020) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required

On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium is being amortized to

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

interest expense over the term of the related mortgage loans using the effective interest method. As of June 30, 2020, the net unamortized premium of $144,332 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At June 30, 2020, the weighted average interest rate of all the Company's outstanding indebtedness was 2.69%.

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

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium and deferred financing costs, for each of the next five 12-month periods ending June 30, and thereafter, are as follows (in thousands):

2021	$8,271
2022	76,177
2023	99,598
2024	159,733
2025	30,794
Thereafter	173,627
Total principal payments	$548,200

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

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of June 30, 2020 and December 31, 2019, accumulated amortization of deferred financing costs was $3.9 million and $3.4 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending June 30, and thereafter, is as follows (in thousands):

2021	$1,047
2022	952
2023	808
2024	478
2025	291
Thereafter	296
$3,872

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2019	$(379)
Designated derivatives, fair value adjustment	268
Unrealized loss on designated derivatives	(78)
Balance, December 31, 2019	(189)
Designated derivatives, fair value adjustment	60
Unrealized gain on designated derivatives	15
Balance, June 30, 2020	$(114)

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

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

General liability loss policy: The Company participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy of $1.0 million per occurrence. Total claims are limited to $2.0 million per premium year. In excess of these limits, the Company participates (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

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

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended June 30, 2020 and 2019.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company for which they are reimbursed by the Company.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	June 30, 2020	December 31, 2019
Due from related parties:
RAI - self insurance funds held	$-	$33
Operating expense reimbursements	-	264
Properties
Green Trails	2	-
Sandy Springs	7	-
	$9	297
Due to related parties:
Advisor
Operating expense reimbursements	$597	$6
Manager
Property management fees	318	328
Operating expense reimbursements	4	96
Properties
Meridian	-	2
	$919	$432

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fees earned / expenses incurred:
Advisor
Asset management fees (1) (5)	$2,303	$2,320	$4,474	$4,733
Debt financing fees (2)	$—	$39	$—	$39
Disposition fees(4)	$—	$—	$—	$274
Operating expense reimbursements (2)	$994	$845	$2,074	$1,848

Manager
Property management fees (1)	$939	$925	$1,895	$1,907
Construction management fees (3)	$—	$52	$103	$113
Construction payroll reimbursements (3)	$—	$32	$—	$53
Operating expense reimbursements (2)	$—	$25	$—	$70

(1)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).
(3)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(4)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive income (loss).
(5)	Net with acquisition fees returned as a result of capital expense reallocation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2020, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of June 30, 2020, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

No Triggering Events have occurred as of June 30, 2020 or were probable to occur.

Common Stock

As of June 30, 2020, the Company had an aggregate of 60,206,508 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,719	88,479
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	66,250,381	$644,826
Shares redeemed and retired	(6,043,873)
Total shares outstanding	60,206,508

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

Redemptions

During the six months ended June 30, 2020, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)
January 2020	—	$—	—
February 2020	—	$—	—
March 2020	140	$8.77	140
April 2020	—	$—	—
May 2020	—	$—	—
June 2020	120	$9.08	260

(1)	All purchases of equity securities by the Company in the three months ended June 30, 2020 were made pursuant to the Company's share redemption program.

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

Distributions

For the six months ended June 30, 2020, the Company paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

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

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the six months ended June 30, 2020 (in thousands):

Total aggregate distributions paid	$6,004
Less: distributions payable at December 31, 2019	(5,993)
Add: distributions payable at June 30, 2020	-
True-up of prior year cash distributions declared	$11

Distributions are payable in cash or reinvested in shares of common stock at the discretion of the shareholder.

NOTE 12 - FAIR VALUE MEASURES AND DISCLOSURES

In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, restricted cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Interest rate caps	$—	$112	$—	$112
	$—	$112	$—	$112

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Interest rate caps	$—	$9	$—	$9
	$—	$9	$—	$9

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The carrying amount and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$548,200	$529,275	$552,074	$545,249

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2020, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $36,981 will be reclassified as an increase to interest expense.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

(unaudited)

As of June 30, 2020, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	11	$405,909	September 1, 2020 through May 1, 2024

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liabilities Derivatives
June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$112	Interest rate caps	$9	NA	$—	NA	$—

Interest rate caps are included in Prepaid expenses and other assets on the consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

Derivatives Designated as	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Six Months Ended
Hedging Instruments	in Income	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest rate caps	Interest expense	$(26)	$(71)	$(60)	$(141)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
Relationships	June 30, 2020	June 30, 2019	(Effective Portion)	June 30, 2020	June 30, 2019
Interest rate products	$24	$(35)	Interest expense	$(26)	$(71)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Six Months Ended
Relationships	June 30, 2020	June 30, 2019	(Effective Portion)	June 30, 2020	June 30, 2019
Interest rate products	$(15)	$(59)	Interest expense	$(60)	$(141)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2020, the Company has not posted any collateral related to these agreements.

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its Charter, the Company must limit its total operating expenses to the greater of 2% of the average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended June 30, 2020 were in compliance with the charter-imposed limitation.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2020

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

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows. Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During the three months ended June 30, 2020, we had received April, May and June rent payments equal to approximately 97.8%, 97.4%, and 97.1%, respectively, of the billed rental income for the period as compared to March collections of 98.8%. As of July 31, 2020, our July collections were approximately 96.8% of the billed rental income for the period. In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion. Executed short-term rent relief plans that are outstanding at June 30, 2020 are not significant in terms of either number of requests or dollar value. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  During the three months ended June 30, 2020, tenant receivables have increased by $233,793 from March 31, 2020. In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act which will have aided in the payment of rent due.  The extent to which these benefits will be available going forward is uncertain.  To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and thereafter cannot, however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. We continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by the COVID-19 pandemic. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.  These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective March 20, 2020. Additionally, most of our value-add rehabilitation projects are being deferred temporarily.

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

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants remain uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense.  In addition, we have taken several steps to offset any disruptions in rent that may occur as a result of the COVID-19 pandemic.  Further, we have no debt maturing until November 2021 and are conservatively leveraged with an aggregate portfolio leverage of 71% Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Results of Operations

As of June 30, 2020, we owned 17 multifamily properties. As of June 30, 2020, we had sold one multifamily property.

Through June 30, 2020 COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the quarter as a result of waiving late fees and the suspension of evictions at our properties. We expect, however, that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

Three months ended June 30, 2020 Compared to the Three months ended June 30, 2019

The following table sets forth the results of our operations (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenues:
Rental income	$21,353	$21,222

Expenses:		-
Rental operating - expenses	3,782	3,238
Rental operating - payroll	1,810	1,907
Rental operating - real estate taxes	2,949	2,717
Subtotal - Rental operating expenses	8,541	7,862
Management fees	3,242	3,245
General and administrative	2,023	1,675
Loss on disposal of assets	28	75
Depreciation and amortization expense	10,056	9,867
Total expenses	23,890	22,724
Loss before net gain on disposition	(2,537)	(1,502)
Net gain on disposition of property	-	-
Income (loss) before other income (expense)	(2,537)	(1,502)
Other income (expense):
Interest income	2	64
Interest expense	(4,328)	(6,671)
Net income (loss)	$(6,863)	$(8,109)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold between either of the periods presented and Company level expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30, 2020				For the three months ended June 30, 2019
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Minimum rents	$20,125	$—	$—	$20,125	$19,876	$—	$—	$19,876
Utility income	1,102	—	—	1,102	1,112	—	3	1,115
Ancillary tenant fees	126	—	—	126	231	—	—	231
Rental income	21,353	—	—	21,353	21,219	—	3	21,222

Expenses:
Rental operating - expenses	3,699	—	83	3,782	3,343	7	(112)	3,238
Rental operating - payroll	1,810	—	—	1,810	1,907	—	—	1,907
Rental operating - real estate taxes	2,949	—	—	2,949	2,717	—	—	2,717
Subtotal - Rental operating expenses	8,458	—	83	8,541	7,967	7	(112)	7,862
Management fees	939	—	2,303	3,242	926	—	2,319	3,245
General and administrative (1)	592	—	1,431	2,023	400	—	1,275	1,675
Loss on disposal of assets	28	—	—	28	75	—	—	75
Depreciation and amortization expense	10,056	—	—	10,056	9,867	—	—	9,867
Total expenses	20,073	—	3,817	23,890	19,235	7	3,482	22,724
Income (loss) before other income (expense)	1,280	—	(3,817)	(2,537)	1,984	(7)	(3,479)	(1,502)

Other income (expense):
Interest income	2	—	—	2	63	—	1	64
Interest expense	(4,328)	—	—	(4,328)	(6,654)	(14)	(3)	(6,671)
Net income (loss)	$(3,046)	$—	$—	$(6,863)	$(4,607)	$(21)	$(3,481)	$(8,109)

(1) Includes approximately $49,100 in COVID-19 related expenses for the three months ended June 30, 2020

Revenues.  Rental income on the 17 properties we owned both periods increased by $249,000 during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$4	-5.3%	75
Uptown Buckhead	10	-0.3%	13
Crosstown at Chapel Hill	76	-2.9%	103
The Brookwood	63	-0.8%	96
Adair off Addison Apartment Homes	8	-4.1%	69
1000 Spalding Crossing	(47)	-4.5%	1
Montclair	(7)	-7.5%	100
Grand Reserve	(20)	-5.5%	79
Verdant Apartment Homes	(68)	-3.9%	(29)
Arcadia Apartment Homes	59	1.4%	46
Ravina Apartment Homes	111	-0.1%	79
81 Fifty at West Hills Apartment Homes	17	-3.2%	66
The Palmer at Las Colinas	43	-5.0%	111
Windbrooke Crossing	(65)	-1.6%	(70)
Woods of Burnsville	46	-1.8%	64
Indigo Creek	47	-0.2%	44
Martin's Point	(28)	-5.2%	(706)
.	$249

The decreases in rental income were largely driven by decrease in occupancy related to factors affected by COVID-19.

Expenses.   Our operating expenses on the 17 properties we owned during both periods increased by $492,000 during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of an increase in real estate taxes of $232,000 related to updated assessments as well as the continued implementation of our investment strategy.

Management fees remained relatively flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves.

General and administrative expenses increased by $348,000during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increases were primarily the result of legal fees associated with tenant settlements, an increase in allocated expense as well as COVID related expenses.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$189	$-	$189

The overall increase in depreciation expense for all properties was due to continued capital improvements across the portfolio of properties in support of the implementation of our investment strategy. As of June 30, 2020, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the three months ended June 30, 2020.

Interest expense decreased by $2.3 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The overall decrease is primarily due to lower interest rate on variable debt.

Six months ended June 30, 2020 Compared to the Six months ended June 30, 2019

The following table sets forth the results of our operations (in thousands):

	Six Months Ended June 30,
	2020	2019
Revenues:
Rental income	$42,760	$43,079

Expenses:
Rental operating - expenses	7,629	6,369
Rental operating - payroll	3,546	3,916
Rental operating - real estate taxes	5,851	5,879
Subtotal - Rental operating expenses	17,026	16,164
Management fees	6,369	6,640
General and administrative	4,111	3,862
Loss on disposal of assets	92	119
Depreciation and amortization expense	20,110	19,668
Total expenses	47,708	46,453
Loss before net gain on disposition	(4,948)	(1,502)
Net gain on disposition of property	-	20,619
Income (loss) before other income (expense)	(4,948)	(1,502)
Other income (expense):
Interest income	13	128
Interest expense	(9,854)	(13,785)
Net income (loss)	$(14,789)	$3,588

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold between either of the periods presented and Company level expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	For the six months ended June 30, 2020				For the six months ended June 30, 2019
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Minimum rents	$40,251	$—	$—	$40,251	$39,240	$955	$—	$40,195
Utility income	2,199	—	—	2,199	2,207	173	3	2,383
Ancillary tenant fees	310	—	—	310	486	15	—	501
Rental income	42,760	—	—	42,760	41,933	1,143	3	43,079

Expenses:
Rental operating - expenses	7,503	—	126	7,629	6,400	130	(161)	6,369
Rental operating - payroll	3,542	—	4	3,546	3,751	154	11	3,916
Rental operating - real estate taxes	5,851	—	—	5,851	5,598	244	37	5,879
Subtotal - Rental operating expenses	16,896	—	130	17,026	15,749	528	(113)	16,164
Management fees	1,895	—	4,474	6,369	1,860	46	4,734	6,640
General and administrative (1)	1,120	—	2,991	4,111	814	40	3,008	3,862
Loss on disposal of assets	92	—	—	92	119	—	—	119
Depreciation and amortization expense	20,110	—	—	20,110	19,668	—	—	19,668
Total expenses	40,113	—	7,595	47,708	38,210	614	7,629	46,453
Gain (loss) before net gain on disposition	2,647	—	(7,595)	(4,948)	3,723	529	(7,626)	(3,374)
Net gain on disposition of property	—	—	—	—	—	20,619	-	20,619
Income (loss) before other income (expense)	2,647	—	(7,595)	(4,948)	3,723	21,148	(7,626)	17,245

Other income (expense):
Interest income	12	—	1	13	126	—	2	128
Insurance proceeds in excess of cost basis	—	—	—	—	—	—	—	—
Interest expense	(9,854)	—	—	(9,854)	(13,004)	(778)	(3)	(13,785)
Net income (loss)	$(7,195)	$—	$(7,594)	$(14,789)	$(9,155)	$20,370	$(7,627)	$3,588

(1) Includes approximately $50,706 in COVID-19 related expenses for the six months ended June 30, 2020

Revenues.  Rental income on the 17 properties we owned both periods increased by $1.0 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$14	-5.3%	82
Uptown Buckhead	16	-0.3%	9
Crosstown at Chapel Hill	149	-2.9%	101
The Brookwood	135	-0.8%	101
Adair off Addison Apartment Homes	44	-4.1%	94
1000 Spalding Crossing	(55)	-4.5%	28
Montclair	4	-7.5%	117
Grand Reserve	28	-5.5%	115
Verdant Apartment Homes	(93)	-3.9%	9
Arcadia Apartment Homes	39	1.4%	-
Ravina Apartment Homes	269	-0.1%	95
81 Fifty at West Hills Apartment Homes	101	-3.2%	98
The Palmer at Las Colinas	245	-5.0%	171
Windbrooke Crossing	(105)	-1.6%	(50)
Woods of Burnsville	134	-1.8%	82
Indigo Creek	100	-0.2%	47
Martin's Point	(14)	-5.2%	77
.	$1,011

The decreases in rental income were largely driven by decrease in occupancy related to factors affected by COVID-19.

Expenses.   Our operating expenses on the 17 properties we owned during both periods increased by $1.1 million  during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of an increase in real estate taxes of $253,000 related to update assessments as well as continued implementation of our investment strategy.

Management fees decreased during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily as a result of the sale of Overton Trails in February 2019. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves.

General and administrative expenses increased during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increases were primarily the result of legal fees associated with tenant settlements, an increase in allocated expense as well as COVID related expenses.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$442	$-	$442

The overall increase in depreciation expense for all properties was due to continued capital improvements across the portfolio of properties in support of the implementation of our investment strategy. As of June 30, 2020, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the six months ended June 30, 2020.

Interest expense decreased by $2.3 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily as a result of the sale of Overton Trails in February 2019. The overall decrease is also attributed to lower interest rates on variable debt.

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

Capital Expenditures

We deployed a total of $2.0 million during the six months ended June 30, 2020 for capital expenditures. We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to both preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations. The properties in which we deployed the most capital during the six months ended June 30, 2020 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital
	June 30, 2020	budgeted
Crosstown at Chapel Hill	$259	$747
The Brookwood	292	1,919
Montclair Terrace	223	1,551
Ravina Apartment Homes	560	2,789
The Palmer at Las Colinas	186	2,379
The Woods at Burnsville	208	327
All other properties	262	4,933
	$1,990	$14,645

Common Stock

As of June 30, 2020, we had an aggregate of 60,206,508 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,719	88,479
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	66,250,381	$644,826
Shares redeemed and retired	(6,043,873)
Total shares outstanding	60,206,508

Mortgage Debt

The following is a summary of our mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	June 30, 2020				December 31, 2019
Uptown Buckhead	$19,070	$-	$(161)	$18,909	$19,264	$-	$(178)	$19,086
Crosstown at Chapel Hill	42,650	—	(295)	42,355	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,850	135	(63)	16,922	17,063	186	(88)	17,161
The Brookwood - Capital One	2,542	10	(11)	2,541	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(349)	32,861	33,210	—	(380)	32,830
1000 Spalding Crossing	23,501	—	(84)	23,417	23,737	—	(113)	23,624
Montclair Terrace	19,742	—	(155)	19,587	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(506)	47,339	47,845	—	(539)	47,306
Verdant Apartment Homes	36,574	—	(150)	36,424	36,913	—	(178)	36,735
Arcadia Apartment Homes	39,417	—	(165)	39,252	39,782	—	(195)	39,587
Ravina Apartment Homes	25,877	—	(129)	25,748	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	51,330	—	(314)	51,016	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(404)	45,296	45,700	—	(437)	45,263
Windbrooke Crossing	36,871	—	(237)	36,634	37,222	—	(272)	36,950
Woods of Burnsville	37,374	—	(310)	37,064	37,744	—	(355)	37,389
Indigo Creek	39,998	—	(281)	39,717	40,402	—	(320)	40,082
Martin's Point	29,649	—	(258)	29,391	29,944	—	(289)	29,655
	$548,200	$145	$(3,872)	$544,473	$552,074	$200	$(4,399)	$547,875

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of June 30, 2020, the net unamortized fair value of debt was $144,332 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At June 30, 2020, the weighted average interest rate of all our outstanding indebtedness was 2.69%

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

As of June 30, 2020, our wholly-owned interests in multifamily properties were as follows:

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

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended June 30, 2020 did not exceed the charter imposed limitation.

Distributions

For the three months ended June 30, 2020, we paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended June 30, 2020 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,131	$2,873	$6,004	$2,278	$11	$0.00109589	$2,278/38%	$3,726/62%
Second Quarter	-	-	-	2,339	-	-	-	-
	$3,131	$2,873	$6,004	$4,617

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	20,693	16,175	36,868
2019	0.00127854	14,724	12,519	27,243
2020	0.00109589	2,873	3,131	6,004
		$88,222	$66,713	$154,935

Our net loss for the six months ended June 30, 2020 was $14.8 million and net cash provided by operating activities was $4.7 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) – GAAP	$(6,863)	$(8,109)	$(14,789)	$3,588
Net gain in disposition of property	—	—	—	(20,619)
Depreciation expense	10,056	9,867	20,110	19,668
FFO	3,193	1,758	5,321	2,637
Adjustments for straight-line rents	8	98	37	233
Fair value adjustment for cancelable swap	—	—	—	—
Debt premium amortization	(28)	—	(56)	—
Acquisition costs	—	—	—	—
MFFO	3,173	1,856	5,302	2,870
Net gain on disposition of property	—	—	—	20,619
AFFO	$3,173	$1,856	$5,302	$23,489
Basic and diluted net income (loss) per common share - GAAP	$(0.11)	$(0.13)	$(0.25)	$0.06
FFO per share	$0.05	$0.03	$0.09	$0.04
MFFO per share	$0.05	$0.03	$0.09	$0.05
AFFO per share	$0.05	$0.03	$0.09	$0.38
Weighted average shares outstanding	60,310	61,467	60,263	61,491

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred, other than as disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the three months ended June 30, 2020 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

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

During the six months ended June 30, 2020, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	—	$—	—	(2)
February 2020	—	$—	—	(2)
March 2020	140	$8.77	140	(2)
April 2020	—	$—	—	(2)
May 2020	—	$—	—	(2)
June 2020	120	$9.08	260	(2)

(1)	All purchases of equity securities by us in the three months ended June 30, 2020 were made pursuant to our share redemption program.
(2)

We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above. For three months ended June 30, 2020 we redeemed all redemption requests received in good order and eligible for redemption through the June redemption date.

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
101.1

The following information from the Company's Quarterly Report on Form 10-Q for the quarter June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

August 7, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)