Form 10-Q
period 2020-09-30
Resource Real Estate Opportunity REIT II, Inc.
filed 2020-11-10
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

1845 Walnut Street, 17th Floor, Philadelphia, PA, 19103
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of November 6, 2020, there were 60,206,977 outstanding shares of common stock of Resource Real Estate Opportunity REIT II, Inc.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events.  Factors that could cause actual results to differ materially from these expectations include, but are not limited to, the risk that the proposed mergers (as discussed herein) will not be consummated within the expected time period or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreements; the inability of Resource Real Estate Opportunity REIT, Inc. (“REIT I”) or Resource Apartment REIT III, Inc. (“REIT III”) to obtain stockholder approval of the respective mergers or the failure to satisfy the other conditions to completion of the mergers; risks related to disruption of management’s attention from the ongoing business operations due to the proposed mergers. In addition, the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets remains a risk to the Company. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$709,204	$735,530

Cash	30,723	39,647
Restricted cash	8,464	6,534
Subtotal - cash and restricted cash	39,187	46,181
Tenant receivables, net	240	107
Due from related parties	1	297
Prepaid expenses and other assets	3,181	2,109
Operating lease right-of-use assets	18	38
Total assets	$751,831	$784,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$542,525	$547,875
Accounts payable and accrued expenses	4,687	6,435
Accrued real estate taxes	7,986	5,029
Due to related parties	1,434	432
Tenant prepayments	587	634
Security deposits	1,668	1,513
Distributions payable	-	5,993
Operating lease liabilities	18	38
Total liabilities	558,905	567,949

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized; and 60,206,977 and 60,094,623 shares outstanding, respectively)	601	600
Additional paid-in capital	529,281	528,464
Accumulated other comprehensive loss	(225)	(189)
Accumulated deficit	(336,732)	(312,563)
Total stockholders’ equity	192,926	216,313
Total liabilities and stockholders’ equity	$751,831	$784,262

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$21,411	$21,312	$64,171	$64,391

Expenses:
Rental operating - expenses	3,769	3,800	11,398	10,169
Rental operating - payroll	1,969	1,915	5,515	5,831
Rental operating - real estate taxes	2,887	2,925	8,738	8,804
Subtotal - Rental operating expenses	8,625	8,640	25,651	24,804
Management fees	3,255	3,324	9,624	9,964
Transaction costs	2,759	-	2,759	-
General and administrative	2,058	1,897	6,169	5,759
Loss on disposal of assets	54	30	146	149
Depreciation and amortization expense	10,040	9,912	30,150	29,580
Total expenses	26,791	23,803	74,499	70,256
Loss before net gain on disposition	(5,380)	(2,491)	(10,328)	(5,865)
Net gain on disposition of property	-	-	-	20,619
Income (loss) before other income (expense)	(5,380)	(2,491)	(10,328)	14,754
Other income (expense):
Interest income	1	60	14	188
Interest expense	(3,990)	(6,257)	(13,844)	(20,042)
Net loss	(9,369)	(8,688)	(24,158)	(5,100)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(111)	48	(36)	130
Comprehensive loss	$(9,480)	$(8,640)	$(24,194)	$(4,970)

Weighted average common shares outstanding	60,207	60,237	60,243	61,015

Basic and diluted net loss per common share	$(0.16)	$(0.14)	$(0.40)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2020	60,095	$600	50	$1	$528,464	$(189)	$(312,563)	$216,313
Common stock issued through distribution reinvestment plan	371	4	—	—	3,127	—	—	3,131
True-up of prior year cash distributions declared	—	—	—	—	—	—	(11)	(11)
Common stock redemptions	(140)	(2)	—	—	(1,223)	—	—	(1,225)
Designated derivatives, fair value adjustment	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(7,926)	(7,926)
Balance, at March 31, 2020	60,326	$602	50	$1	$530,368	$(116)	$(320,500)	$210,355
Common stock redemptions	(120)	(1)	—	—	(1,087)	—	—	(1,088)
Designated derivatives, fair value adjustment	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(6,863)	(6,863)
Balance, at June 30, 2020	60,206	$601	50	$1	$529,281	$(114)	$(327,363)	$202,406
Distributions declared	—	—	—	—	—	—	—	—
Common stock redemptions	1	—	—	—	—	—	—	—
Designated derivatives, fair value adjustment	—	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	—	(9,369)	(9,369)
Balance, at September 30, 2020	60,207	$601	50	$1	$529,281	$(225)	$(336,732)	$192,926

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2019	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	570	6	—	—	4,858	—	—	4,864
Distributions declared	—	—	—	—	—	—	(6,132)	(6,132)
Common stock redemptions	(664)	(7)	—	—	(5,946)	—	—	(5,953)
Designated derivatives, fair value adjustment	—	—	—	—	—	32	—	32
Net income	—	—	—	—	—	—	11,697	11,697
Balance, at March 31, 2019	61,285	$611	50	$1	$538,405	$(347)	$(270,696)	$267,974
Common stock issued through distribution reinvestment plan	397	4	—	—	3,304	—	—	3,308
Distributions declared	—	—	—	—	—	—	(6,045)	(6,045)
Common stock redemptions	(1,671)	(16)	—	—	(13,930)	—	—	(13,946)
Designated derivatives, fair value adjustment	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(8,109)	(8,109)
Balance, at June 30, 2019	60,011	$599	50	$1	$527,779	$(297)	$(284,850)	$243,232
Common stock issued through distribution reinvestment plan	392	4	—	—	3,265	—	—	3,269
Distributions declared	—	—	—	—	—	—	(6,179)	(6,179)
Common stock redemptions	(467)	(5)	—	—	(3,898)	—	—	(3,903)
Designated derivatives, fair value adjustment	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(8,688)	(8,688)
Balance, at September 30, 2019	59,936	$598	50	$1	$527,146	$(249)	$(299,717)	$227,779

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,158)	$(5,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	146	149
Net gain on disposition of property	-	(20,619)
Casualty loss	-	478
Depreciation and amortization	30,150	29,580
Amortization of deferred financing costs	791	837
Amortization of mortgage premiums	(84)	(85)
Realized loss on ineffectiveness of interest rate caps	(34)	-
Changes in operating assets and liabilities:
Tenant receivables, net	(133)	(54)
Due from related parties	296	56
Prepaid expenses and other assets	(1,053)	(158)
Due to related parties	1,001	(229)
Accounts payable and accrued expenses	(246)	2,584
Accrued real estate taxes	1,453	-
Tenant prepayments	(47)	(78)
Security deposits	156	74
Net cash provided by operating activities	8,238	7,435

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	—	32,882
Capital expenditures	(3,974)	(5,536)
Net cash provided by (used in) investing activities	(3,974)	27,346

Cash flows from financing activities:
Redemptions of common stock	(2,312)	(23,802)
Payment of deferred financing costs	—	(445)
Proceeds from borrowings on mortgage notes payable	—	8,946
Repayments on mortgage notes payable	(6,057)	(4,040)
Purchase of interest rate caps	(16)	(11)
Distributions paid on common stock	(2,873)	(9,620)
Net cash used in financing activities	(11,258)	(28,972)
Net increase (decrease) in cash and restricted cash	(6,994)	5,809
Cash and restricted cash at beginning of period	46,181	47,988
Cash and restricted cash at end of period	$39,187	$53,797

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of such amounts:

	September 30,
	2020	2019
Cash	$30,723	$46,739
Restricted cash	8,464	7,058
Total cash and restricted cash shown in the consolidated balance sheets	$39,187	$53,797

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS (LOSS)

Resource Real Estate Opportunity REIT II, Inc. (the “Company”) was organized in Maryland on September 28, 2012. The Company offered up to 100,000,000 shares of common stock in its primary initial public offering for $10 per share, with discounts available to certain categories of investors. The primary portion of the offering closed on February 6, 2016. The Company continued to offer up to 10,000,000 shares pursuant to the Company’s distribution reinvestment plan at a purchase price equal to 95% of the estimated net asset value per share. On January 23, 2020, the Company filed a Registration Statement to offer an additional 1,500,000 shares pursuant to the Company’s distribution reinvestment plan. The distribution reinvestment plan has been suspended since April 1, 2020 when the board of directors of the Company suspended the declaration of distributions.  The Company has adopted a fiscal year ending December 31.

Prior to the execution of the REIT I Merger Agreement (as defined below), on September 8, 2020, Resource Real Estate Opportunity REIT, Inc. ("REIT I"), a non-traded real estate investment trust ("REIT") sponsored by Resource Real Estate, LLC (“Resource Real Estate”), our initial sponsor, entered into a series of transactions to become self-managed (the “Self-Management Transaction”) and succeeded to the advisory, asset management and property management arrangements in place for the Company. Accordingly, the sponsor of the Company has changed from Resource Real Estate to Resource Real Estate Opportunity OP, LP, the operating partnership of REIT I, while the REIT I Merger (defined below) is pending.

Following the Self-Management Transaction, Resource Real Estate Opportunity Advisor II, LLC (the “Advisor”) is indirectly owned by REIT I.  Prior to September 8, 2020, the Advisor was an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”).  Pursuant to the advisory agreement initially entered in February 2014 and renewed annually thereafter, the Advisor has acted as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's board of directors. The advisory agreement was amended and restated on September 8, 2020.

RAI is a wholly owned subsidiary of C-III Capital Partners, LLC (“C-III”). Prior to the Self-Management Transaction, C-III controlled the Advisor, Resource Real Estate Opportunity Manager II, LLC, the Company's property manager (the “Manager”) and Resource Securities LLC, the dealer manager for the Company’s public offering, as well as all of the shares of common stock held by the Advisor and RAI. Prior to the Self-Management Transaction, the Advisor transferred all of its shares of the Company’s common stock to a subsidiary of C-III.

As of September 30, 2020, a total of 60,206,977 shares, including the additional shares purchased by the Advisor and shares issued through the distribution reinvestment plan, have been issued resulting in gross offering proceeds of $644.8 million. As of September 30, 2020, the Company had issued 10,197,719 shares for $88.5 million pursuant to its distribution reinvestment plan.

The Company’s objective is to take advantage of the multifamily investing and lending platforms available to the Advisor to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company may acquire or originate commercial real estate debt secured by apartments.

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also operates its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The consolidated financial statements and the information and tables contained in the notes thereto, as of September 30, 2020, are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all of the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the nine months ended September 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

Pending Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, the Company entered into merger agreements (as described herein) to acquire each of REIT I and Resource Apartment REIT III, Inc. (“REIT III”). Both mergers are stock-for-stock transactions whereby each of REIT I and REIT III will be merged into a wholly owned subsidiary of the Company. The consummation of the Company’s merger with REIT I is not contingent upon the completion of the merger with REIT III, and the consummation of the Company’s merger with REIT III is not contingent upon completion of the merger with REIT I. We refer to the REIT I Merger (as defined below) and the REIT III Merger (as defined below) collectively as the Mergers.

REIT I Merger

On September 8, 2020, the Company, RRE Opportunity OP II, LP (“OP II”), Revolution I Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub I”), REIT I, and Resource Real Estate Opportunity OP, LP (“OP I”), entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Subject to the terms and conditions of the REIT I Merger Agreement, (i) REIT I will merge with and into Merger Sub I, with Merger Sub I surviving as a direct, wholly owned subsidiary of the Company (the “REIT I Company Merger”) and (ii) OP I will merge with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I shall cease.

At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) will be converted into the right to receive 1.22423 shares of common stock of the Company, and each issued and outstanding share of REIT I’s convertible stock will be converted into the right to receive $0.02 in cash (without interest).

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger will convert into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the REIT I Partnership Merger will convert into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

The obligations of each party to consummate the REIT I Merger are subject to a number of conditions, including receipt of the approval of the REIT I Merger and of an amendment to the REIT I charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of the REIT I common stock.

REIT III Merger

On September 8, 2020, the Company, OP II, Revolution III Merger Sub, LLC (“Merger Sub III”), a wholly owned subsidiary of the Company, REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Subject to the terms and conditions of the REIT III Merger Agreement, (i) REIT III will merge with and into Merger Sub III, with Merger Sub III surviving as a direct, wholly owned subsidiary of the Company (the “REIT III Company Merger”) and (ii) OP III will merge with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III shall cease.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) will be converted into the right to receive 0.925862 shares of common stock of the Company.

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger will be retired and will cease to exist. In addition, for each share of common stock of the Company issued in the REIT III Company Merger, a common partnership unit will be issued by OP II to the Company.

The obligations of each party to consummate the REIT III Merger are subject to a number of conditions, including receipt of the approval of the REIT III Merger and of an amendment to the REIT III charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of the REIT III common stock.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2020; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Executed short-term rent relief plans that are outstanding at September 30, 2020 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The Company is unable to predict the ultimate impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

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

September 30, 2020

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of September 30, 2020 and December 31, 2019, the Company had no rental properties included in assets held for sale.

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

Concentration of Risk

As of September 30, 2020, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represented approximately 19.5%, 19.0%, 15.7%, 14.1% and 9.0% of the net book value of its rental property assets, respectively. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of September 30, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator. The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company's investments in real estate might not be recoverable as of September 30, 2020. The Company did not recognize any impairment charges during the nine months ended September 30, 2020 and 2019.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

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

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases where collection is considered probable, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases are $52.2 million and $721,000 for the 12-month periods ending September 30, 2021 and 2022, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments, amenities, and revenue sharing arrangements for cable income from contracts

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

with cable providers at the Company's properties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records the utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.

The Company also has revenues sharing arrangements of cable income from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2020 and December 31, 2019 is a $518,000 and $573,000 contract liability related to deferred revenue from contracts with cable providers. The Company recognizes income from these contracts on a straight line basis over the contract periods of 10 years to 12 years. In the three and nine months ended September 30, 2020, approximately $19,000 and $55,000 respectively, of revenue from the contract liability was recognized as income.  In the three and nine months ended September 30, 2019, approximately $28,000 and $120,000 respectively, of revenue from the contract liability was recognized as income.

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis. Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20. The Company determines the collectability of its receivables related to rental revenue by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. If collectability is not probable, the Company adjusts rental income for the amount of the uncollectible revenue. Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels.  This caused the Company to further evaluate collectability during the three months ended September 30, 2020. At September 30, 2020 and December 31, 2019, the Company recorded $263,000 and $44,000 of provisions for bad debts, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations and comprehensive loss.

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of September 30, 2020 and December 31, 2019 the Company did not treat any of its subsidiaries as a TRS.

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

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2016 and prior.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2020 (were such date to represent the end of the contingency period). For the three and nine months ended September 30, 2019 common shares potentially issuable to settle distributions payable were included in the calculation of basic and diluted earnings per share.

Adoption of New Accounting Standards

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. On January 1, 2020, the Company adopted ASU No. 2016-13 and the adoption did not have a significant impact on its consolidated financial statements and disclosures.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The Company adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements due to the fact there were no required changes to the Company’s disclosures.

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The Company early adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements and disclosures.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. During the nine months ended September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Accounting Standards Issued But Not Yet Effective

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 addresses the complexity of guidance for certain financial (convertible) instruments with characteristics of liabilities and equity. ASU No. 2020-06 will be effective for the Company beginning January 1, 2022. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2020-06 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at September 30, 2020.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$-	$6,174
Stock issued pursuant to distribution reinvestment plan	-	11,441
Accruals for construction in process	310	1,353
Repayments on borrowings through refinancing	-	24,469
Escrow deposits funded through refinancing	-	580
Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	-	29,947
Cash paid during the period for:
Interest	$13,639	$21,114

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	September 30, 2020	December 31, 2019
Real estate taxes	$6,386	$3,956
Insurance	637	877
Capital improvements	1,040	1,380
Other	401	321
	$8,464	$6,534

Unrestricted cash designated for capital expenditures	$14,468	$21,706

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$119,028	$119,028
Building and improvements	723,620	720,420
Furniture, fixtures and equipment	27,411	25,906
Construction in progress	748	1,955
	870,807	867,309
Less: accumulated depreciation	(161,603)	(131,779)
	$709,204	$735,530

Depreciation expense for the three months ended September 30, 2020 and 2019 was $10.0 million and $9.9 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $30.2 million and $29.6 million, respectively.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents details of the Company’s disposition activity during the nine months ended September 30, 2019. There were no dispositions during the nine months ended September 30, 2020 (in thousands):

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Loss Attributable to Property Sold (1)
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,143	$(249)

(1) Excludes net gain on disposition

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.3 million as of September 30, 2020 and December 31, 2019; the intangible assets are reported net of accumulated amortization of $17.3 million. Amortization for the three months ended September 30, 2020 and 2019 was $0. Intangible assets have been fully amortized as of both September 30, 2020 and December 31, 2019 and, therefore, there are no intangible assets reported on the balance sheets as of those dates.

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the Company's mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	September 30, 2020				December 31, 2019
Uptown Buckhead	$18,973	$-	$(153)	$18,820	$19,264	$-	$(178)	$19,086
Crosstown at Chapel Hill	42,650	—	(279)	42,371	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,743	109	(51)	16,801	17,063	186	(88)	17,161
The Brookwood - Capital One	2,530	8	(9)	2,529	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(333)	32,877	33,210	—	(380)	32,830
1000 Spalding Crossing	23,381	—	(70)	23,311	23,737	—	(113)	23,624
Montclair Terrace	19,612	—	(141)	19,471	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(489)	47,356	47,845	—	(539)	47,306
Verdant Apartment Homes	36,402	—	(137)	36,265	36,913	—	(178)	36,735
Arcadia Apartment Homes	39,232	—	(150)	39,082	39,782	—	(195)	39,587
Ravina Apartment Homes	25,694	—	(111)	25,583	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	51,022	—	(287)	50,735	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(387)	45,313	45,700	—	(437)	45,263
Windbrooke Crossing	36,657	—	(220)	36,437	37,222	—	(272)	36,950
Woods of Burnsville	37,148	—	(287)	36,861	37,744	—	(355)	37,389
Indigo Creek	39,750	—	(262)	39,488	40,402	—	(320)	40,082
Martin's Point	29,467	—	(242)	29,225	29,944	—	(289)	29,655
	$546,016	$117	$(3,608)	$542,525	$552,074	$200	$(4,399)	$547,875

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net at September 30, 2020 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	2.37%	$70	$52	(1) (3) (5)
Crosstown at Chapel Hill	7/1/2025	1.77%	1.92%	84	75	(1) (3) (4)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	65	(2) (6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2) (6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	1.79%	73	74	(1) (3) (4)
1000 Spalding Crossing	1/1/2022	—	3.88%	116	51	(2) (6)
Montclair Terrace	6/1/2023	2.45%	2.60%	80	27	(1) (3) (6)
Grand Reserve	5/1/2028	1.72%	1.87%	76	90	(1) (3) (4)
Verdant Apartment Homes	5/1/2023	-	3.89%	176	35	(2) (6)
Arcadia Apartment Homes	5/1/2023	-	3.89%	189	38	(2) (6)
Ravina Apartment Homes	5/1/2022	-	3.76%	144	151	(2) (6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	2.51%	205	58	(1) (3) (6)
The Palmer at Las Colinas	9/1/2026	2.11%	2.26%	85	156	(1) (3) (4)
Windbrooke Crossing	1/1/2024	2.69%	2.84%	154	65	(1) (3) (6)
Woods of Burnsville	2/1/2024	2.13%	2.28%	145	173	(1) (3) (6)
Indigo Creek	5/1/2024	1.93%	2.08%	127	74	(1) (3) (6)
Martin's Point	11/1/2024	1.86%	2.01%	111	76	(1) (3) (6)

(1)	Variable rate based on one-month LIBOR of 0.1483% (as of September 30, 2020) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required

On August 21, 2015, the Company recorded a premium, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The premium is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of September 30, 2020, the net unamortized premium of $116,731 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At September 30, 2020, the weighted average interest rate of all the Company's outstanding indebtedness was 2.68%.

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

Annual principal payments on the mortgage notes payable, excluding amortization of the mortgage premium and deferred financing costs, for each of the next five 12-month periods ending September 30, and thereafter, are as follows (in thousands):

2021	$8,716
2022	76,106
2023	146,821
2024	111,344
2025	85,753
Thereafter	117,276
Total principal payments	$546,016

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

September 30, 2020

(unaudited)

audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of September 30, 2020 and December 31, 2019, accumulated amortization of deferred financing costs was $4.2 million and $3.4 million, respectively. Amortization of deferred financing costs for the next five 12-month periods ending September 30, and thereafter, is as follows (in thousands):

2021	$1,042
2022	903
2023	739
2024	420
2025	254
Thereafter	250
$3,608

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (in thousands):

Net unrealized loss on derivatives
Balance, January 1, 2019	$(379)
Designated derivatives, fair value adjustment	268
Unrealized loss on designated derivatives	(78)
Balance, December 31, 2019	(189)
Designated derivatives, fair value adjustment	81
Unrealized loss on designated derivatives	(117)
Balance, September 30, 2020	$(225)

NOTE 10 - RELATED PARTY TRANSACTIONS

Relationship with the Advisor

The Company is externally managed and advised by the Advisor. Prior to the Self-Management Transaction on September 8, 2020, the Advisor was an indirect wholly-owned subsidiary of RAI. After the Self-Management Transaction, the Advisor is an indirect wholly-owned subsidiary of OP I, the operating partnership of REIT I.

Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with the services of its management team, including its officers, along with appropriate support personnel. The Advisor is reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of REIT I, our sponsor following the Self-Management Transaction, or one of its affiliates. The Company does not have any employees. The Advisor is not obligated to dedicate any specific portion of its time or the time of its personnel to the Company’s business. The Advisor is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

The Advisory Agreement has a one -year term and can be renewed for an unlimited number of successive one -year terms upon the approval of the Conflicts Committee of the Company's board of directors. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  Pursuant to the Advisory Agreement, the Advisor agreed to waive an acquisition fee and debt financing fee in connection with the REIT III Merger.  No such waiver was sought with respect to the REIT I Merger because, if owed, it would be paid with OP II funds to an entity that would then be wholly owned by OP II.

Asset management fees. The Advisor earns a monthly asset management fee equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

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

Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.  As described above, the Advisor has waived any debt financing fee in connection with the REIT III Merger.

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

Relationship with RAI and C-III

Prior to the Self-Management Transaction on September 8, 2020, RAI and C-III were related parties of the Company.

Property loss pool: The Company participates (with other properties directly or indirectly managed by RAI and C-III) in a catastrophic insurance policy, which covers claims up to $250 million, after either a $25,000 or $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. This policy will expire on March 1, 2021.

General liability loss policy: The Company (with other properties directly or indirectly managed by RAI and C-III) has an insured and dedicated limit for the general liability policy of $1.0 million per occurrence. Total claims are limited to $2.0 million per premium year. In excess of these limits, the Company participates (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident. This policy will expire on March 1, 2021.

Internal audit fees. Prior to the Self-Management Transaction RAI performed, RAI performed internal audit services for the Company.

Directors and officers insurance: The Company participates in a liability insurance program for directors and officers coverage with REIT I and REIT III.  Prior to the Self-Management Transaction, the Company participated in a liability insurance program for directors and officers’ coverage with other C-III managed entities and subsidiaries.

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

September 30, 2020

(unaudited)

Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the three months ended September 30, 2020 and 2019.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates may pay certain shared operating expenses on behalf of the Company for which they are reimbursed by the Company.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	September 30, 2020	December 31, 2019
Due from related parties:
RAI - self-insurance funds held	$-	$33
Operating expense reimbursements	-	264
Properties
Green Trails	1	-
	$1	$297
Due to related parties:
Advisor
Operating expense reimbursements	$1,111	$6
Internal audit	7	-
Manager
Property management fees	316	328
Operating expense reimbursements	-	96
Properties
Meridian	-	2
	$1,434	$432

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fees earned / expenses incurred:
Advisor
Asset management fees (1) (5) (6)	$2,303	$2,321	$6,777	$7,054
Debt financing fees (2)	$—	$—	$—	$39
Disposition fees(4)	$—	$—	$—	$274
Operating expense reimbursements (2) (8)	$845	$834	$2,920	$2,682
Internal audit (9)	$27	$-	$79	$-

Manager
Property management fees (1) (7)	$952	$1,003	$2,847	$2,910
Construction management fees (3)	$—	$37	$103	$150
Construction payroll reimbursements (3)	$—	$7	$—	$61
Operating expense reimbursements (2)	$—	$—	$—	$70

(1)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).
(3)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(4)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive income (loss).
(5)	Net with acquisition fees returned as a result of capital expense reallocation.
(6)	After the Self-Management Transaction on September 8, 2020, approximately $563,000 of this balance was earned by Resource Real Estate Opportunity OP, LP.
(7)	After the Self-Management Transaction on September 8, 2020, approximately $231,000 of this balance was earned by Resource Real Estate Opportunity OP, LP.
(8)	After the Self-Management Transaction on September 8, 2020, approximately $279,000 of this balance was earned by Resource Real Estate Opportunity OP, LP.
(9)	After the Self-Management Transaction on September 8, 2020, approximately $7,000 of this balance was earned by Resource Real Estate Opportunity OP, LP.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of September 30, 2020, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of September 30, 2020, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

No Triggering Events have occurred as of September 30, 2020 or were probable to occur.

Common Stock

As of September 30, 2020, the Company had an aggregate of 60,206,977 shares of $0.01 par value common stock outstanding (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,719	88,479
Advisor's initial investment, net of 5,000 share conversion [1]	15,000	150
Total	66,250,381	$644,826
Shares redeemed and retired	(6,043,404)
Total shares outstanding	60,206,977

1= As part of the self-management transaction on September 8, 2020, these shares were transferred by the Advisor.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

Redemptions

During the nine months ended September 30, 2020, the Company redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program
January 2020	—	$—	—
February 2020	—	$—	—
March 2020	140	$8.77	140
April 2020	—	$—	—
May 2020	—	$—	—
June 2020	120	$9.08	260
July 2020	—	$—	—
August 2020	—	$—	—
September 2020	—	$—	—

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

Effective March 20, 2020, the share redemption program was suspended except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (collectively, “special redemptions”). On September 8, 2020, the share redemption program was fully suspended in connection with signing the merger agreements with respect to the REIT I Merger and the REIT III Merger and subsequently resumed with respect to special redemptions on October 22, 2020.  While the partial suspension of the share redemption program is in effect, the Company will only accept requests for redemption in connection with a special redemption and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

The Company's board of directors, in its sole discretion, may suspend, terminate or amend the Company's share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in the Company's best interest. The Company's board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the Company's share redemption program are needed for other purposes. These limitations apply to all redemptions, including special redemptions.

Distributions

For the nine months ended September 30, 2020, the Company paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

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

September 30, 2020

(unaudited)

The Company announced on March 30, 2020 that it was suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the impact of the COVID-19 pandemic on its operations.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the nine months ended September 30, 2020 (in thousands):

Total aggregate distributions paid	$6,004
Less: distributions payable at December 31, 2019	(5,993)
Add: distributions payable at September 30, 2020	-
True-up of prior year cash distributions declared	$11

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Interest rate caps	$—	$29	$—	$29
	$—	$29	$—	$29

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Interest rate caps	$—	$9	$—	$9
	$—	$9	$—	$9

Interest rate caps are included in prepaid expenses and other assets on the consolidated balance sheets.

The carrying amount and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$546,016	$543,638	$552,074	$545,249

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2020, such derivatives were used to hedge the variable cash flows, indexed to London InterBank Offered Rate ("LIBOR"), associated with existing variable-rate loan agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $153,633 will be reclassified as an increase to interest expense.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

As of September 30, 2020, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Maturity Dates
Derivatives designated as hedging instruments:
Interest rate caps	11	$405,909	November 1, 2020 through September 1, 2024

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liabilities Derivatives
September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$29	Interest rate caps	$9	NA	$—	NA	$—

Interest rate caps are included in prepaid expenses and other assets on the consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Derivatives Designated as	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income for the Three Months Ended		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended
Hedging Instruments	in Income	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest rate caps	Interest expense	$(21)	$(63)	$(82)	$(205)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three Months Ended
Relationships	September 30, 2020	September 30, 2019	(Effective Portion)	September 30, 2020	September 30, 2019
Interest rate products	$(132)	$(48)	Interest expense	$21	$(63)

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Nine Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Nine Months Ended
Relationships	September 30, 2020	September 30, 2019	(Effective Portion)	September 30, 2020	September 30, 2019
Interest rate products	$117	$(130)	Interest expense	$(82)	$(205)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2020, the Company has not posted any collateral related to these agreements.

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its Charter, the Company must limit its total operating expenses to the greater of 2% of the average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

September 30, 2020

(unaudited)

factors. Operating expenses for the four quarters ended September 30, 2020 were in compliance with the charter-imposed limitation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no additional events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

On November 2, 2020, the Company refinanced the mortgage on Arcadia Apartment Homes in Centennial, Colorado, resulting in net proceeds of $15.9 million.

On November 2, 2020, the Company refinanced the mortgage on Verdant Apartment Homes in Boulder, Colorado, resulting in net proceeds of $9.3 million.

On November 2, 2020, the Company filed an amendment to our Registration Statements on Form S-4 related to the Mergers.  On November 4, 2020, each registration statement was declared effective by the SEC.

On November 3, 2020, the Company refinanced the mortgage on 1000 Spalding in Sandy Springs, Georgia, resulting in net proceeds of $10.8 million

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

Pending Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, we entered into merger agreements (as described herein) to acquire each of Resource Real Estate Opportunity REIT, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”). Both mergers are stock-for-stock transactions whereby each of REIT I and REIT III will be merged into our wholly owned subsidiary. The consummation of the merger with REIT I is not contingent upon the completion of the merger with REIT III, and the consummation of the merger with REIT III is not contingent upon completion of the merger with REIT I.

REIT I Merger

On September 8, 2020, we, RRE Opportunity OP II, LP, our operating partnership (“OP II”), Revolution I Merger Sub, LLC, our wholly owned subsidiary (“Merger Sub I”), REIT I, and Resource Real Estate Opportunity OP, LP (“OP I”), entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Subject to the terms and conditions of the REIT I Merger Agreement, (i) REIT I will merge with and into Merger Sub I, with Merger Sub I surviving as our direct, wholly owned subsidiary (the “REIT I Company Merger”) and (ii) OP I will merge with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I shall cease.

At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) will be converted into the right to receive 1.22423 shares of our common stock, and each issued and outstanding share of REIT I’s convertible stock will be converted into the right to receive $0.02 in cash (without interest).

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger will convert into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the REIT I Partnership Merger will convert into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

The obligations of each party to consummate the REIT I Merger are subject to a number of conditions, including receipt of the approval of the REIT III Merger and of an amendment to the REIT I charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of the REIT I common stock.

REIT III Merger

On September 8, 2020, we, OP II, Revolution III Merger Sub, LLC (“Merger Sub III”), our wholly owned subsidiary, REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Subject to the terms and conditions of the REIT III Merger Agreement, (i) REIT III will merge with and into Merger Sub III, with Merger Sub III surviving as our direct, wholly owned subsidiary (the “REIT III Company Merger”) and (ii) OP III will merge with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III shall cease.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) will be converted into the right to receive 0.925862 shares of our common stock.

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger will be retired and will cease to exist. In addition, for each share of common stock of the Company issued in the REIT III Company Merger, a common partnership unit will be issued by OP II to the Company.

The obligations of each party to consummate the REIT III Merger are subject to a number of conditions, including receipt of the approval of the REIT III Merger and of an amendment to the REIT III charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of the REIT III common stock.

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows. Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During the three months ended September 30, 2020, we had received July, August and September rent payments equal to approximately 96.8%, 96.7% , and 96.9%, respectively, of the billed rental income for the period as compared to pre-COVID March collections of 98.8%. As of October 31, 2020, our October collections were approximately 96.1% of the billed rental income for the period. In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion. Executed short-term rent relief plans that are outstanding at September 30, 2020 are not significant in terms of either number of requests or dollar value. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  During the three months ended September 30, 2020, tenant receivables have increased by $142,791 from June 30, 2020. In addition, we have modified our provision for bad debts estimate to include a partial allowance for tenant receivables less than 90 days past due, which has contributed to an increase in the allowance for doubtful accounts balance of $247,387 during the quarter ended September 30, 2020. Many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act which will have aided in the payment of rent due.  The extent to which these benefits will be available going forward is uncertain.  To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and thereafter cannot, however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. . We continue to waive late fees, halt evictions where applicable federal, state or local restrictions are in effect, and offer a payment deferral plan to residents who have been adversely financially impacted by the COVID-19 pandemic. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.  These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective March 20, 2020. Additionally, most of our value-add rehabilitation projects are being deferred temporarily.

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

Results of Operations

As of September 30, 2020, we owned 17 multifamily properties. As of September 30, 2020, we had sold one multifamily property.

Through September 30, 2020 COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the quarter as a result of waiving late fees and the suspension of evictions at our properties. We expect, however, that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

In addition, our results of operations will be significantly impacted if we consummate the REIT I Merger and or the REIT III Merger.

Three months ended September 30, 2020 Compared to the Three months ended September 30, 2019

The following table sets forth the results of our operations (in thousands):

	Three Months Ended September 30,
	2020	2019
Revenues:
Rental income	$21,411	$21,312

Expenses:
Rental operating - expenses	3,769	3,800
Rental operating - payroll	1,969	1,915
Rental operating - real estate taxes	2,887	2,925
Subtotal - Rental operating expenses	8,625	8,640
Management fees	3,255	3,324
Transaction costs	2,759	-
General and administrative	2,058	1,897
Loss on disposal of assets	54	30
Depreciation and amortization expense	10,040	9,912
Total expenses	26,791	23,803
Loss before net gain on disposition	(5,380)	(2,491)
Net gain on disposition of property	-	-
Income (loss) before other income (expense)	(5,380)	(2,491)
Other income (expense):
Interest income	1	60
Interest expense	(3,990)	(6,257)
Net loss	$(9,369)	$(8,688)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold between either of the periods presented and Company level expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30, 2020				For the three months ended September 30, 2019
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Minimum rents	$20,029	$—	$—	$20,029	$19,992	$—	$—	$19,992
Utility income	1,131	—	—	1,131	1,100	—	—	1,100
Ancillary tenant fees	251	—	—	251	220	—	—	220
Rental income	21,411	—	—	21,411	21,312	—	—	21,312

Expenses:
Rental operating - expenses	3,769	—	—	3,769	3,775	—	25	3,800
Rental operating - payroll	1,969	—	—	1,969	1,915	—	—	1,915
Rental operating - real estate taxes	2,887	—	—	2,887	2,925	—	—	2,925
Subtotal - Rental operating expenses	8,625	—	—	8,625	8,615	—	25	8,640
Acquisition costs	—	—	—	—	—	—	—	—
Management fees	952	—	2,303	3,255	1,004	—	2,320	3,324
Transaction costs	—	—	2,759	2,759	—	—	—	—
General and administrative (1)	557	—	1,501	2,058	546	—	1,351	1,897
Loss on disposal of assets	54	—	—	54	30	—	—	30
Depreciation and amortization expense	10,040	—	—	10,040	9,912	—	—	9,912
Total expenses	20,228	—	6,563	26,791	20,107	—	3,696	23,803
Income (loss) before other income (expense)	1,183	—	(6,563)	(5,380)	1,205	—	(3,696)	(2,491)

Other income (expense):
Interest income	1	—	—	1	59	—	1	60
Interest expense	(3,990)	—	—	(3,990)	(6,260)	—	3	(6,257)
Net loss	$(2,806)	$—	$(6,563)	$(9,369)	$(4,996)	$—	$(3,692)	$(8,688)

(1) Includes approximately $28,730 in COVID-19 related expenses for the three months ended September 30, 2020

Revenues.  Minimum rental income on the 17 properties we owned both periods increased by $37,000 during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$(11)	-2.2%	1
Uptown Buckhead	4	1.5%	(13)
Crosstown at Chapel Hill	41	2.7%	6
The Brookwood	34	2.8%	16
Adair off Addison Apartment Homes	5	-1.1%	27
1000 Spalding Crossing	(13)	-1.0%	(1)
Montclair	(67)	-5.2%	(29)
Grand Reserve	(25)	-1.1%	(3)
Verdant Apartment Homes	(22)	-0.3%	(24)
Arcadia Apartment Homes	31	2.1%	7
Ravina Apartment Homes	103	-0.8%	84
81 Fifty at West Hills Apartment Homes	(11)	1.8%	(35)
The Palmer at Las Colinas	(53)	-2.8%	5
Windbrooke Crossing	(13)	4.0%	(91)
Woods of Burnsville	(45)	0.8%	(17)
Indigo Creek	100	0.4%	102
Martin's Point	(21)	3.6%	(87)
	$37

The decreases in rental income were largely driven by decrease in occupancy related to factors affected by COVID-19.

Expenses.   Our operating expenses on the 17 properties we owned during both periods increased by $10,000 during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result of an increase in payroll expenses of $54,000, offset by a decrease in real estate taxes of $38,000, as well as the continued implementation of our investment strategy.

Management fees remained relatively flat for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves.

Transaction costs of $2.8 million were recorded in connection with the proposed mergers with REIT I and REIT III during the three months ended September 30, 2020.

General and administrative expenses increased by $161,000 during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increases were primarily the result of legal fees associated with tenant settlements, an increase in allocated expenses as well as COVID related expenses.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases in the components of depreciation and amortization during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$128	$-	$128

The overall increase in depreciation expense for all properties was due to continued capital improvements across the portfolio of properties in support of the implementation of our investment strategy. As of September 30, 2020, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the three months ended September 30, 2020.

Interest expense decreased by $2.3 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The overall decrease is primarily due to lower interest rates on variable debt.

Nine months ended September 30, 2020 Compared to the Nine months ended September 30, 2019

The following table sets forth the results of our operations (in thousands):

	Nine Months Ended September 30,
	2020	2019
Revenues:
Rental income	$64,171	$64,391

Expenses:
Rental operating - expenses	11,398	10,169
Rental operating - payroll	5,515	5,831
Rental operating - real estate taxes	8,738	8,804
Subtotal - Rental operating expenses	25,651	24,804
Management fees	9,624	9,964
Transaction costs	2,759	-
General and administrative	6,169	5,759
Loss on disposal of assets	146	149
Depreciation and amortization expense	30,150	29,580
Total expenses	74,499	70,256
Loss before net gain on disposition	(10,328)	(2,491)
Net gain on disposition of property	-	20,619
Income (loss) before other income (expense)	(10,328)	(2,491)
Other income (expense):
Interest income	14	188
Interest expense	(13,844)	(20,042)
Net loss	$(24,158)	$(5,100)

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold between either of the periods presented and Company level expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the nine months ended September 30, 2020				For the nine months ended September 30, 2019
	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total	Properties owned both periods	Properties purchased or sold since prior period	Company level	Total
Revenues:
Minimum rents	$60,280	$-	$-	$60,280	$59,232	$955	$-	$60,187
Utility income	3,330	—	—	3,330	3,307	173	3	3,483
Ancillary tenant fees	561	—	—	561	706	15	—	721
Rental income	64,171	—	—	64,171	63,245	1,143	3	64,391

Expenses:
Rental operating - expenses	11,398	—	—	11,398	10,175	130	(136)	10,169
Rental operating - payroll	5,515	—	—	5,515	5,666	154	11	5,831
Rental operating - real estate taxes	8,738	—	—	8,738	8,523	244	37	8,804
Subtotal - Rental operating expenses	25,651	—	-	25,651	24,364	528	(88)	24,804
Management fees	2,847	—	6,777	9,624	2,864	46	7,054	9,964
Transaction costs	—	—	2,759	2,759	—	—	—	—
General and administrative (1)	1,677	—	4,492	6,169	1,359	40	4,360	5,759
Loss on disposal of assets	146	—	—	146	149	—	—	149
Depreciation and amortization expense	30,150	—	—	30,150	29,580	—	—	29,580
Total expenses	60,471	—	14,028	74,499	58,316	614	11,326	70,256
Gain (loss) before net gain on disposition	3,700	—	(14,028)	(10,328)	4,929	529	(11,323)	(5,865)
Net gain on disposition of property	—	—	—	—	—	20,619	—	20,619
Income (loss) before other income (expense)	3,700	—	(14,028)	(10,328)	4,929	21,148	(11,323)	14,754

Other income (expense):
Interest income	12	—	2	14	185	—	3	188
Interest expense	(13,844)	—	—	(13,844)	(19,264)	(778)	—	(20,042)
Net income (loss)	$(10,132)	$-	$(14,026)	$(24,158)	$(14,150)	$20,370	$(11,320)	$(5,100)

(1) Includes approximately $79,435 in COVID-19 related expenses for the nine months ended September 30, 2020

Revenues.  Minimum rental income on the 17 properties we owned both periods increased by $1.0 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Adair off Addison	$3	-2.2%	29
Uptown Buckhead	20	1.5%	(9)
Crosstown at Chapel Hill	190	2.7%	23
The Brookwood	168	2.8%	42
Adair off Addison Apartment Homes	49	-1.1%	45
1000 Spalding Crossing	(69)	-1.0%	(17)
Montclair	(62)	-5.2%	47
Grand Reserve	3	-1.1%	22
Verdant Apartment Homes	(114)	-0.3%	(55)
Arcadia Apartment Homes	70	2.1%	(7)
Ravina Apartment Homes	372	-0.8%	98
81 Fifty at West Hills Apartment Homes	90	1.8%	3
The Palmer at Las Colinas	192	-2.8%	93
Windbrooke Crossing	(117)	4.0%	(133)
Woods of Burnsville	89	0.8%	26
Indigo Creek	200	0.4%	60
Martin's Point	(36)	3.6%	(75)
	$1,048

The decreases in rental income were largely driven by decrease in occupancy related to factors affected by COVID-19.

Expenses.   Our operating expenses on the 17 properties we owned during both periods increased by $1.3 million  during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of an increase in rental operating expenses of $1.2 million and an increase in real estate taxes of $215,000 related to updated assessments as well as the continued implementation of our investment strategy.

Management fees remained relatively flat during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The monthly asset management fee is equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves.

Transaction costs of $2.8 million were recorded in connection with the proposed mergers with REIT I and REIT III during the nine months ended September 30, 2020.

General and administrative expenses increased by $410,000 during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increases were primarily the result of legal fees associated with tenant settlements, an increase in allocated expenses as well as COVID related expenses.

Loss on disposal of assets is related to the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to nine months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, as follows (in thousands):

	Properties owned during both periods	All other	Total
Depreciation	$570	$-	$570

The overall increase in depreciation expense for all properties was due to continued capital improvements across the portfolio of properties in support of the implementation of our investment strategy. As of September 30, 2020, there are no properties with a remaining unamortized intangible balance. There were no acquisitions during the nine months ended September 30, 2020.

Interest expense decreased by $6.2 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily as a result of lower interest rates on variable debt.

Liquidity and Capital Resources

From February 2014 to February 2016, we offered in our public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10.00 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We also continue to offer shares of our common stock pursuant to our distribution reinvestment plan (“DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at 95% of the estimated net asset value per share. In connection with our initial primary public offering, we registered $95 million in shares of our common stock to be issued pursuant to the DRIP. On January 20, 2020, we filed a Form S-3 with the SEC to register an additional 1.5 million shares under the DRIP. Purchases under our DRIP have been suspended as of April 1, 2020 when our board of directors determined to suspend distributions in order to offset any disruptions in rents that may occur as a result of the impact of COVID-19 on our operations.

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

Capital Expenditures

We deployed a total of $4.0 million during the nine months ended September 30, 2020 for capital expenditures. We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to both preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations. The properties in which we deployed the most capital during the nine months ended September 30, 2020 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital
	September 30, 2020	budgeted
Crosstown at Chapel Hill	$514	$939
The Brookwood	356	1,817
Montclair Terrace	282	1,524
Ravina Apartment Homes	644	2,775
81 Fifty at West Hills Apartment Homes	258	901
Windbrooke Crossing	519	347
The Woods at Burnsville	263	266
Indigo Creek	735	269
All other properties	403	5,630
	$3,974	$14,468

Common Stock

As of September 30, 2020, we had an aggregate of 60,206,977 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,719	88,479
Advisor's initial investment, net of 5,000 share conversion [1]	15,000	150
Total	66,250,381	$644,826
Shares redeemed and retired	(6,043,404)
Total shares outstanding	60,206,977

1= As part of the self-management transaction on September 8, 2020, these shares were transferred by the Advisor.

Mortgage Debt

The following is a summary of our mortgage notes payable, net (in thousands):

	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Finance Costs, net	Carrying Value
Collateral	September 30, 2020				December 31, 2019
Uptown Buckhead	$18,973	$-	$(153)	$18,820	$19,264	$-	$(178)	$19,086
Crosstown at Chapel Hill	42,650	—	(279)	42,371	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,743	109	(51)	16,801	17,063	186	(88)	17,161
The Brookwood - Capital One	2,530	8	(9)	2,529	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(333)	32,877	33,210	—	(380)	32,830
1000 Spalding Crossing	23,381	—	(70)	23,311	23,737	—	(113)	23,624
Montclair Terrace	19,612	—	(141)	19,471	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(489)	47,356	47,845	—	(539)	47,306
Verdant Apartment Homes	36,402	—	(137)	36,265	36,913	—	(178)	36,735
Arcadia Apartment Homes	39,232	—	(150)	39,082	39,782	—	(195)	39,587
Ravina Apartment Homes	25,694	—	(111)	25,583	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	51,022	—	(287)	50,735	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(387)	45,313	45,700	—	(437)	45,263
Windbrooke Crossing	36,657	—	(220)	36,437	37,222	—	(272)	36,950
Woods of Burnsville	37,148	—	(287)	36,861	37,744	—	(355)	37,389
Indigo Creek	39,750	—	(262)	39,488	40,402	—	(320)	40,082
Martin's Point	29,467	—	(242)	29,225	29,944	—	(289)	29,655
	$546,016	$117	$(3,608)	$542,525	$552,074	$200	$(4,399)	$547,875

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Homes acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of September 30, 2020, the net unamortized fair value of debt was $116,731 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At September 30, 2020, the weighted average interest rate of all our outstanding indebtedness was 2.68%

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

As of September 30, 2020, our wholly-owned interests in multifamily properties were as follows:

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

Operating Costs

Under our charter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended September 30, 2020 did not exceed the charter imposed limitation.

Distributions

For the nine months ended September 30, 2020, we paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan related to distributions paid in the first quarter of 2020. Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the three months ended September 30, 2020 (in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities - Quarter to Date	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$2,873	$3,131	$6,004	$2,278	$-	$-	$2,278/38%	$3,726/62%
Second Quarter	-	-	-	2,339	-	-	-	-
Third Quarter	-	-	-	3,621	-	-	-	-
	$2,873	$3,131	$6,004	$8,238

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year	Per Common Share per day	Distributions reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00164384	20,685	15,095	35,780
2018	0.00164384	20,693	16,175	36,868
2019	0.00127854	14,724	12,519	27,243
2020	0.00109589	3,131	2,873	6,004
		$88,480	$66,455	$154,935

Our net loss for the nine months ended September 30, 2020 was $24.2 million and net cash provided by operating activities was $8.2 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment and the overall return to our stockholders may be reduced.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss – GAAP	$(9,369)	$(8,688)	$(24,158)	$(5,100)
Net gain in disposition of property	—	—	—	(20,619)
Depreciation expense	10,040	9,912	30,150	29,580
FFO	671	1,224	5,992	3,861
Adjustments for straight-line rents	(434)	-	(397)	233
Fair value adjustment for cancelable swap	—	—	—	—
Debt premium amortization	(28)	—	(84)	—
Acquisition costs	—	—	—	—
MFFO	209	1,224	5,511	4,094
Net gain on disposition of property	—	—	—	20,619
AFFO	$209	$1,224	$5,511	$24,713
Basic and diluted net income (loss) per common share - GAAP	$(0.16)	$(0.14)	$(0.40)	$(0.08)
FFO per share	$0.01	$0.02	$0.10	$0.06
MFFO per share	$0.00	$0.02	$0.09	$0.07
AFFO per share	$0.00	$0.02	$0.09	$0.41
Weighted average shares outstanding	60,207	60,237	60,243	61,015

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On November 2, 2020, we refinanced the mortgage on Arcadia Apartment Homes in Centennial, Colorado, resulting in net proceeds of $15.9 million.

On November 2, 2020, we refinanced the mortgage on Verdant Apartment Homes in Boulder, Colorado, resulting in net proceeds of $9.3 million.

On November 2, 2020, we filed an amendment to our Registration Statements on Form S-4 related to the Mergers. On November 4, 2020, each registration statement was declared effective by the SEC.

On November 3, 2020, we refinanced the mortgage on 1000 Spalding in Sandy Springs, Georgia, resulting in net proceeds of $10.8 million.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1A.  Risk Factors.

The Annual Report on Form 10-K for the year ended December 31, 2019 for Resource Real Estate Opportunity REIT II, Inc. (the “Company”) includes detailed discussions of the Company’s risk factors under the heading “Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in the Annual Report on Form 10-K, which the Company is including in this Quarterly Report on Form 10-Q as a result of the execution of the REIT I Merger Agreement and the REIT III Merger Agreement, each on September 8, 2020.

Risks Related to the Merger

The merger consideration for the REIT I Merger will not be adjusted in the event of any change in the relative values of REIT I or the Company.

Upon the consummation of the REIT I Merger, each outstanding share of our common stock (or fraction thereof) will be converted automatically into the right to receive 1.22423 shares of our common stock (or fraction thereof) and each outstanding share of REIT I convertible stock will be converted automatically into the right to receive $0.02 in cash (without interest). This exchange ratio will not be adjusted, other than in the limited circumstances as expressly contemplated in the REIT I Merger Agreement in connection with stock splits, combinations, reorganizations or other similar events affecting the outstanding REIT I common stock or our common stock. Except as expressly contemplated in the REIT I Merger Agreement, no change in the merger consideration will be made for any reason, including the following:

•	changes in the respective businesses, operations, assets, liabilities and prospects of REIT I and the Company;
•	the Company’s failure to complete the REIT III Merger;
•	changes in the estimated value per share of either the shares of the REIT I common stock or our common stock;
•	interest rates, general market and economic conditions and other factors generally affecting the businesses of REIT I and the Company;
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which REIT I and the Company operate;
•	dissident stockholder activity, including any stockholder litigation challenging the transaction; and
•	acquisitions, disposals or new development opportunities.

It is possible that the global COVID-19 pandemic has adversely affected the value of REIT I ‘s assets more than it has affected the value of the Company’s assets.

The merger consideration for the REIT III Merger will not be adjusted in the event of any change in the relative values of REIT III or the Company.

Upon the consummation of the REIT III Merger, each outstanding share of REIT III common stock (or fraction thereof) will be converted automatically into the right to receive 0.925862 shares of our common stock (or fraction thereof). This exchange ratio will not be adjusted, other than in the limited circumstances as expressly contemplated in the REIT III Merger Agreement in connection with stock splits, combinations, reorganizations or other similar events affecting the outstanding REIT III common stock or the Company common stock. Except as expressly contemplated in the REIT III Merger Agreement, no change in the merger consideration will be made for any reason, including the following:

•	changes in the respective businesses, operations, assets, liabilities and prospects of REIT III and the Company;
•	the Company’s failure to complete the REIT I Merger;
•	changes in the estimated value per share of either the shares of REIT III common stock or the Company’s common stock;
•	interest rates, general market and economic conditions and other factors generally affecting the businesses of REIT III and the Company;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which REIT III and the Company operate;
•	dissident stockholder activity, including any stockholder litigation challenging the transaction;
•	other factors beyond the control of REIT III and the Company; and
•	acquisitions, disposals or new development opportunities.

It is possible that the global COVID-19 pandemic has adversely affected the value of REIT III’s assets more than it has affected the value of the Company’s assets.

Completion of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the mergers will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.

Each respective merger agreement is subject to many conditions, which must be satisfied or waived in order to complete the Mergers. There can be no assurance that the conditions to closing either of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect the Company’s results of operations and business prospects for the following reasons, among others: (i) the Company has incurred and will continue to incur certain transaction costs, regardless of whether the Mergers closes, which could adversely affect the Company’s financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the Mergesr, whether or not they close, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company. In addition, the Company may terminate the merger agreements under certain circumstances, including, among other reasons, if the Mergers are not completed by June 8, 2021. If the Mergers are not consummated, the ongoing business of the Company could be adversely affected.

Failure to complete the Mergers could negatively impact the future business and financial results of the Company.

If the Mergers are not completed, the ongoing business of the Company could be materially and adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•	the Company being required, under certain circumstances, to pay to REIT I a termination fee of $22.990 million and up to $2 million as reimbursement for REIT I’s expenses;
•	the Company being required, under certain circumstances, to pay to REIT III a termination fee of $3.12 million and up to $1 million as reimbursement for REIT III’s expenses
•	the Company having to pay certain costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•	the diversion of the Company management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect the business and financial results of the Company.

The pendency of the Mergers, including as a result of the restrictions on the operation of the Company’s business during the period between signing the Merger Agreements and the completion of the Mergers, could adversely affect the business and operations of the Company.

In connection with the pending Mergers, some business partners or vendors of Company may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Mergers are completed. In addition, due to operating covenants in the Merger Agreements, the Company may be unable, during the pendency of the Mergers, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

The Company expects to incur substantial expenses related to the Mergers.

The Company expects to incur substantial expenses in connection with completing the Mergers and integrating the properties and operations of the Company with REIT I and REIT III. Although the Company has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of the Company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Mergers and the resulting self-managed structure.

The ownership positions of the stockholders will be diluted by the Mergers.

The Mergers will result in the stockholders having an ownership stake in the Fully Combined Company that is smaller than their current stake in the Company. Upon completion of the Mergers, based on the number of shares of the Company common stock, the REIT I common stock and the REIT III common stock outstanding on June 30, 2020, continuing Company stockholders will own approximately 38.14% of the issued and outstanding shares of common stock of the Fully Combined Company.  Consequently, the stockholders, as a general matter, will have less influence over the management and policies of the Fully Combined Company following the Mergers than they currently exercise over the management and policies of the Company.

Risks Related to the Fully Combined Company Following the Mergers

The Fully Combined Company will be newly self-managed.

The Self-Management Transaction was consummated on September 8, 2020, and assuming the Mergers are consummated, the Fully Combined Company will be a self-managed REIT. The Fully Combined Company will no longer bear the costs of the various fees and expense reimbursements previously paid to the former external advisors of the Company, REIT I, REIT III and their affiliates; however, the Fully Combined Company’s expenses will include the compensation and benefits of the Fully Combined Company’s officers, employees and consultants, as well as overhead previously paid by the former external advisors of the Company, REIT I and REIT III and their affiliates. The Fully Combined Company’s employees will provide services historically provided by the external advisors and their affiliates. The Fully Combined Company will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and the Fully Combined Company will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, the Fully Combined Company has not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis. If the Fully Combined Company incurs unexpected expenses as a result of its self-management, its results of operations could be lower than they otherwise would have been.

The Combined Company will have substantial indebtedness upon completion of the Mergers.

In connection with the Mergers, the Combined Company will assume and/or refinance certain indebtedness of REIT I and REIT III and will be subject to risks associated with debt financing, including a risk that the Combined Company’s cash flow could be insufficient to meet required payments on its debt. As of June 30, 2020, the Company had approximately $548.2 million of outstanding debt, substantially comprised of $544.5 million of mortgage notes payable, net. After giving effect to the Mergers, the Fully Combined Company’s total pro forma consolidated indebtedness will increase. Taking into account the Company’s existing indebtedness, transaction expenses and the assumption and/or refinancing of indebtedness in the Merger, the Combined Company’s pro forma consolidated indebtedness as of June 30, 2020, after giving effect to the Merger, would be approximately $1.35 billion. Taking into account both the Company’s and REIT III’s existing indebtedness, transaction expenses, and the assumption and/or refinancing of indebtedness in the Mergers, the Fully Combined Company’s pro forma consolidated indebtedness as of June 30, 2020, after giving effect to the Mergers, would be approximately $1.5 billion. The Combined Company is expected to have limited near-term debt maturities with approximately 52% leverage based on appraised values. The Fully Combined Company is expected to have limited near-term debt maturities with approximately 53% leverage based on appraised values.

The Combined Company’s indebtedness could have important consequences to holders of its common stock and preferred stock, if any, including the stockholders who receive our common stock in the Merger, including:

•	vulnerability of the Combined Company to general adverse economic and industry conditions;
•	limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•

requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry;
•	putting the Combined Company at a disadvantage compared to its competitors with less indebtedness; and
•	limiting the Combined Company’s ability to access capital markets.

The Combined Company may need to incur additional indebtedness in the future.

It is possible that the Combined Company may increase its outstanding debt from current levels. The amount of such indebtedness could have material adverse consequences for the Combined Company, including hindering the Combined Company’s ability to adjust to changing market, industry or economic conditions; limiting the Combined Company’s ability to access the capital markets to refinance maturing debt or to fund acquisitions, development or emerging businesses and limiting the possibility of a listing on a securities exchange; limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock redemptions or other uses; making the Combined Company more vulnerable to economic or industry downturns, including interest rate increases; and placing the Combined Company at a competitive disadvantage compared to less leveraged competitors.

Following the consummation of the Mergers, the Combined Company may assume certain potential and unknown liabilities relating to REIT I and REIT III.

Following the consummation of the Mergers, the Combined Company will have assumed certain potential and unknown liabilities relating to the Company and REIT III. These liabilities could be significant and have a material adverse effect on the Combined Company’s business to the extent the Combined Company has not identified such liabilities or has underestimated the amount of such liabilities.

The Combined Company will depend on key personnel for its future success and the loss of key personnel or inability to attract and retain personnel could harm the Combined Company’s business.

The future success of the Combined Company will depend in large part on the ability of the Combined Company to attract and retain a sufficient number of qualified personnel. The future success of the Combined Company also depends upon the service of the Combined Company’s executive officers, who have extensive market knowledge and relationships and will exercise substantial influence over the Combined Company’s operational, financing, acquisition and disposition activity. Among the reasons that they are important to the Combined Company’s success is that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist the Combined Company in negotiations with lenders, existing and potential residents and industry personnel.

Many of the Combined Company’s other key executive personnel, particularly its senior managers, also have extensive experience and strong reputations in the industry. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective residents is critically important to the success of the Combined Company’s business. The loss of services of one or more members of the Combined Company’s senior management team, or the Combined Company’s inability to attract and retain highly qualified personnel, could adversely affect the Combined Company’s business, diminish the Combined Company’s investment opportunities and weaken its relationships with lenders, business partners, existing and potential residents and industry personnel, which could materially and adversely affect the Combined Company.

Key employees may depart either before or after the Mergers because of a desire not to remain with the Combined Company following the Mergers. Accordingly, no assurance can be given that the Combined Company will be able to retain key employees.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the three months ended September 30, 2020 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. In its sole discretion, our board of directors could choose to amend, suspend or terminate the program upon 30 days’ notice without stockholder approval. Except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (collectively, “special redemptions”), the price at which shares are redeemed under our share redemption program is equal to 95% of the current estimated value per share.

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

Effective March 20, 2020, the share redemption program was suspended except for special redemptions. September 8, 2020, the share redemption program was fully suspended in connection with signing the merger agreements with respect to the REIT I Merger and the REIT III Merger and subsequently resumed with respect to special redemptions on October 22, 2020.  While the partial suspension of the share redemption program is in effect, we will only accept requests for special redemptions and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

During the nine months ended September 30, 2020, we redeemed shares as follows (in thousands, except per share data):

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	—	$—	—	(2)
February 2020	—	$—	—	(2)
March 2020	140	$8.77	140	(2)
April 2020	—	$—	—	(2)
May 2020	—	$—	—	(2)
June 2020	120	$9.08	260	(2)
July 2020	—	$—	—	(2)
August 2020	—	$—	—	(2)
September 2020	—	$—	—	(2)

(1)	All purchases of equity securities by us in the nine months ended September 30, 2020 were made pursuant to our share redemption program.
(2)

We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above. During the three months ended September 30, 2020 we did not redeem any shares pursuant to our share redemption program as the program was suspended effective September 8, 2020 in connection with the proposed mergers with REIT I and REIT III. The program was resumed with respect to special redemptions effective October 22, 2020.

ITEM 6.    EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of September 8, 2020, by and among the Company, RRE Opportunity OP II, LP, Revolution III Merger Sub, LLC, Resource Apartment OP III, LP and Resource Apartment REIT III, Inc., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 11, 2020

2.2

Agreement and Plan of Merger, dated as of September 8, 2020, by and among the Company, RRE Opportunity OP II, LP, Revolution I Merger Sub, LLC, Resource Real Estate Opportunity OP, LP and Resource Real Estate Opportunity REIT, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 11, 2020

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)
4.1

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment no. 9 to the Registration Statement on Form S-11 on Form S-3 (No. 333-184476) filed February 16, 2016)

10.1

Voting Agreement dated September 8, 2020, between the Company and Resource Real Estate, incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on September 11, 2020,

10.2	Voting Agreement dated September 8, 2020, between the Company and Alan Feldman, incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on September 11, 2020
10.3	Form of Amended and Restated Limited Partnership Agreement of RRE Opportunity OP II, LP, incorporated by reference to Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on September 11, 2020

10.4

Second Amended and Restated Advisory Agreement dated September 8, 2020 between the Company and the Resource Real Estate Opportunity Advisor, incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on September 11, 2020

10.5	Resource Real Estate Opportunity REIT, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K filed on September 11, 2020
10.6	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.6 on the Company’s Current Report on Form 8-K filed on September 11, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Fourth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed March 22, 2019)
101.1

The following information from the Company's Quarterly Report on Form 10-Q for the quarter September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.

November 10, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 10, 2020	By:	/s/ Thomas C. Elliott
Thomas C. Elliott
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

November 10, 2020	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Accounting Officer and Vice President
(Principal Accounting Officer)