Form 10-K
period 2020-12-31
Resource REIT, Inc.
filed 2021-03-25
CIK 1559484

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55430

Resource REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, 17th Floor, Philadelphia, PA 19103

(Address of principal executive offices) (Zip code)

(215) 231-7050

(Registrant's telephone number, including area code)

Resource Real Estate Opportunity REIT II, Inc.

(Former name or former address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐  No ☑

There is no established market for the registrant’s shares of common stock.  On March 24, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.06. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of January 28, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were 60,051,682 shares of common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $545,269,273, assuming an estimated value per share of $9.08, which was the Registrant’s estimated value per share as of December 31, 2019 as determined by its board of directors on March 19, 2020.

For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019. As of March 23, 2021, there were 157,560,096 outstanding shares of common stock of Resource REIT, Inc.

Registrant incorporates by reference portions of the Resource REIT, Inc. Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and an investment in our common stock.  This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face.  For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.

•

The COVID-19 pandemic, together with the resulting measures imposed to contain the virus, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants remains uncertain and cannot be predicted with confidence, and will depend on the ultimate scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

•

We are a newly self-managed REIT and although we no longer pay fees to our external advisor and property manager, we will be responsible for employee compensation costs and liabilities as well as the overhead expense previously paid by our external advisor.  In addition, we may encounter unforeseen costs, expenses and difficulties associated with providing services related to our operations on a self-managed basis.  If we encounter unexpected costs as a result of our self-management, or we do not successfully integrate the services previously provided by our external advisor, our results of operations could be lower than they otherwise would.

•	We rely on key personnel for our future success and the loss of key personnel or inability to attract and retain key personnel could harm our business.
•

We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through December 31, 2020 have been funded in part with debt financing, cash from dispositions and cash flow from operations. Distributions funded from sources other than our cash flow from operations will reduce funds available for investment in assets, may reduce the overall return to our stockholders, and will result in dilution to subsequent investors.

•

Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

•

We have debt obligations with variable interest rates. The interest and related payments will vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•

We depend on residents at our multifamily apartments for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the financial position of our residents. Revenues from our properties could decrease due to a reduction in occupancy and/or lower rental rates, making it more difficult for us to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.

(Back to Index)

(Back to Index)

•

Our real estate investments may be affected by an unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. These events could make it more difficult for us to meet debt service obligations and limit our ability to pay distributions to our stockholders.

•

Our share redemption program is suspended except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or confinement to a long-term care facility (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions in a given fiscal quarter are limited to the amount of proceeds received from our distribution reinvestment plan in the immediately preceding fiscal quarter.  Our share redemption program is currently suspended for ordinary redemptions and we can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS

General

Resource REIT, Inc. (f/k/a Resource Real Estate Opportunity REIT II, Inc.) is a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2014.  As used herein, the terms “we,” “our” and “us” refer to Resource REIT, Inc. and, as required by context RRE Opportunity OP II, LP (“OP II”), a Delaware limited partnership through which we own our interest in all of our properties, and to its subsidiaries. We focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We have acquired and may continue to acquire underperforming apartment communities which we will renovate and optimize in order to increase rents and, to a lesser extent, acquire or originate commercial real estate debt secured by apartments. Our objective is to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values.

As of December 31, 2020, we owned 17 multifamily properties, as described further in “Item 2. Properties”. As of January 28, 2021, when we acquired Resource Real Estate Opportunity REIT I, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) and their respective subsidiaries, we owned 51 properties in 15 states, comprising a total of 14,995 multifamily units. In the future we may reinvest proceeds from property sales or refinancings to purchase underperforming commercial real estate and real estate-related debt, including properties that, when acquired, may benefit from renovations that may increase their long-term values.

Upon our acquisition of REIT I and its subsidiaries, including the entities that provide our advisory, asset and property management services, we are a self-managed REIT and have 43 employees. Prior to our acquisition of REIT I, we were externally advised by Resource Real Estate Opportunity Advisor II, LLC (our “Advisor”) pursuant to an advisory agreement initially entered in February 2014.

Through a series of transactions which we refer to as the “Self-Management Transaction,” REIT I acquired our Advisor and Manager on September 8, 2020 from C-III Capital Partners, LLC (“C-III”) and its affiliates.  Previously, our Advisor was an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), our initial sponsor and a wholly-owned subsidiary of C-III.

Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, we entered into merger agreements (as described herein) to acquire each of REIT I and REIT III in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into our wholly-owned subsidiaries. We refer to the REIT I Merger (as defined below) and the REIT III Merger (as defined below) collectively as the Mergers. Each of the Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.  The Mergers were effective as of January 28, 2021.

REIT I Merger

On September 8, 2020, we, OP II, Revolution I Merger Sub, LLC, our wholly-owned subsidiary (“Merger Sub I”), REIT I, and Resource Real Estate Opportunity OP, LP (“OP I”), entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Effective January 28, 2021, REIT I merged with and into Merger Sub I, with Merger Sub I surviving as our direct, wholly-owned subsidiary (the “REIT I Company Merger”) and (ii) OP I merged with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I ceased.

At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) converted into the right to receive 1.22423 shares of our common stock, and each issued and outstanding share of REIT I’s convertible stock converted into the right to receive $0.02 in cash (without interest).

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and

(Back to Index)

(Back to Index)

outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

REIT III Merger

On September 8, 2020, we, OP II, Revolution III Merger Sub, LLC (“Merger Sub III”), our wholly-owned subsidiary, REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as our direct, wholly-owned subsidiary (the “REIT III Company Merger”) and OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of our common stock.

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of our common stock issued in the REIT III Company Merger, a common partnership unit was issued to us by OP II.

Our Offerings

We commenced capital raising activities in February 2014 when we launched our initial public offering, the primary portion of which terminated in February 2016. We continue to offer shares of our common stock to our existing stockholders pursuant to our distribution reinvestment plan offering (the “DRP Offering”). As of December 31, 2020, we had raised $556.2 million in our public offerings, including $88.5 million in the DRP Offering.  Resource Securities, LLC, which was an affiliate of our Advisor and C-III, served as the dealer manager for our primary offering and the DRP Offering through December 31, 2020.

Our Business Strategy

Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We have acquired and may continue to acquire underperforming apartment communities which we will renovate and optimize in order to increase rents and, to a lesser extent, acquire or originate commercial real estate debt secured by apartments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition.

Our Operating Policies and Strategies

Our Investment Committee, which includes three of our independent directors, approves proposed real estate property investments and real estate-related debt investments. Our Board of Directors meets regularly to monitor the execution of our investment strategies and our progress in achieving our investment objectives.

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

Our Advisor and our Property Manager

As of January 28, 2021, when we acquired REIT I, we have acquired our Advisor and Manager, the entities that provided advisory, asset and property management services to us. Our Advisor originally invested approximately $1.2 million in us; however, in conjunction with the Self-Management Transaction, our Advisor transferred its 137,432 shares of our common stock to C-III. As of December 31, 2020, of the 50,000 shares of our convertible stock that are issued and outstanding, 19,968 shares were granted to individuals who were employees of RAI and its subsidiaries and affiliates at the time of the grants. The shares granted vested ratably over three years; 18,096 of the shares have vested as of December 31, 2020 and 1,872 shares have been

(Back to Index)

(Back to Index)

forfeited. Vested shares of convertible stock will only convert to common stock upon certain triggering events, none of which occurred or are probable to occur as of December 31, 2020.  As of January 28, 2021, 31,904 shares of convertible stock formerly owned by our Advisor are now owned by us.

Greystar, a third-party, is a property management company that we have subcontracted with to manage most of the real estate assets that we own. The employees of Greystar, with the oversight of our asset management team, assist in providing property management as well as construction management services to us.

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

Human Capital Resources

Until the effective time of the Merger on January 28, 2021, we were externally advised by our Advisor and engaged our Manager, an affiliated property manager and an unaffiliated property sub-manager, to provide property management services to us.  As an externally advised REIT we relied on the employees of our Advisor, Manager and sub-manager to provide services related to our operations.

As of January 28, 2021, when we acquired REIT I, we are a self-managed REIT and have 43 employees located in three different cities with the majority based out of our principal office in Philadelphia.  Approximately 44% of our employees are women and approximately 11% of our employees are people of color or minorities.  95% of our employees are full time.  Although we are a newly self-managed REIT with our own employees, our employees have been involved in our operations through their employment with our Advisor, Manager and their affiliates for an average of 9.25 years.  None of our employees are represented by a labor union. We believe that a wide range of opinions and experiences are key to our continued success, and we therefore value racial, gender, and generational diversity throughout our organization.

We believe prioritizing employee well-being is a key element for attracting and retaining the best and most talented associates. Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for the critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance our culture through efforts to foster, promote, and preserve a culture of diversity and inclusion; and evolve and invest in technology, tools, and resources to enable employees at work.

In addition to competitive wages and salaries, our compensation programs include cash bonus and equity incentive compensation opportunities, a 401(k) plan with employer matching, medical, dental and vision insurance, health savings and dependent care flexible spending accounts, paid time off, short- and long-term disability insurance, life insurance, a variety of personal and family leave options, life-planning financial and legal resources, and other voluntary supplemental benefits.

We sponsor a number of programs and events that emphasize the health and well-being of our employees, including relational, financial, emotional and physical programs. We promote a culture of health and well-being through employee assistance program services, comprehensive health care benefits and resources for preventative health, such as flu shot clinics and healthy lifestyle programs. Throughout the course of the COVID-19 pandemic, we have put the health and safety of our

(Back to Index)

(Back to Index)

employees and their families first, supporting comprehensive work-from-home policies, as well as enhanced safety measures and precautions in each of our offices as recommended by the federal, state and local agencies for employees who carry out essential on-site work.

We communicate with our workforce through a variety of channels and encourage open and direct communication, including monthly company-wide calls with executives and frequent corporate email communications. Also, to continuously monitor and improve employee performance and engagement, we conduct annual performance reviews.

We actively support charitable organizations that promote education and social well-being and we encourage our employees to personally volunteer with organizations that are meaningful to them. For example, we proudly sponsor local charities and our employees volunteer in local charitable organizations such as Rebuilding Together Philadelphia which works to transform vulnerable, owner-occupied houses into safe, healthy and energy-efficient homes.

We believe that all individuals should be treated with dignity and respect, and have adopted policies that, among other things, prohibit discrimination and harassment.

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

We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourcereit.com, or by responding to requests addressed to our investor relations group. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

(Back to Index)

(Back to Index)

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

There is no current established public market for our shares and our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date nor list our shares on an exchange by a specified date. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares.  Moreover, our share redemption program is suspended except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and further includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to the estimated net asset value. It is also likely that your shares would not be accepted as the primary collateral for a loan.

We are newly self-managed.

On January 28, 2021, upon consummation of the merger with REIT I, we became a self-managed REIT. We will no longer bear the costs of the various fees and expense reimbursements previously paid to our Advisor; however, our expenses will include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Advisor and their affiliates. Our employees will provide services historically provided by the external advisor and its affiliates. We will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.

Following the consummation of the Mergers, we may have assumed certain potential and unknown liabilities relating to REIT I and REIT III.

Following the consummation of the Mergers, we have assumed certain potential and unknown liabilities relating to REIT I and REIT III. These liabilities could be significant and have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities

The loss of or the inability to hire additional or replacement key real estate and debt finance professionals could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

We believe that our future success depends, in large part, upon our ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and we may be unsuccessful in attracting and retaining such skilled individuals. If we are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.

If we make distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, your overall return may be reduced and the value of a share of our common stock may be diluted.

For the year ended December 31, 2020, we paid distributions of $6.0 million. We funded these distributions from a combination of cash flows from operations and proceeds from debt financing.  We will declare distributions when our board of directors determines we have sufficient cash flow. Our board of directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions

(Back to Index)

(Back to Index)

and REIT qualification requirements. We expect that our board may declare cash distributions that are paid in advance of our receipt of cash flow that we expect to receive during a later period. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from borrowings or asset sales to pay distributions. We may borrow funds or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings. If we fund cash distributions from borrowings, sales of assets or the net proceeds from securities issuances, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall return may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

The outbreak of widespread contagious disease, such as the novel coronavirus, COVID-19, could adversely impact our operations and the value of our investments.

The recent outbreak of the COVID-19 virus has created considerable instability and disruption in the U.S. and world economies. The extent to which our results of operations or our overall value will be affected by the COVID-19 virus will largely depend on future developments, which remain uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 virus and the actions required to be undertaken to contain the COVID-19 virus or treat its impact. As a result of shutdowns, quarantines or actual viral health issues, tenants at our multifamily apartment communities may experience reduced wages for a prolonged period of time and may be unable to make their rental payments. As of December 31, 2020, a small percent of our multifamily tenants have sought rent deferrals. Not all tenant requests will ultimately result in rent deferrals and rent deferrals to date have not had a significant impact on our operations. We may be unable to evict tenants due to federal, state and/or local laws or regulations or lender requirements implemented as a result of the COVID-19 virus outbreak. Our results of operations have also been partially impacted as a result of waiving late fees and the suspension of evictions at our properties.  In addition, property managers may be limited in their ability to properly maintain our multifamily apartment communities and we have and may continue to defer significant value-add projects. Market fluctuations may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. In addition, we may be unable to obtain financing for the acquisition of investments on satisfactory terms, or at all. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our financial performance and our overall value, and investors could lose all or a substantial portion of their investment.

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

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, partnership, limited liability company, joint venture, trust, employment benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. We have also entered into indemnification agreements with each of our current independent directors. Under each indemnification agreement, we have agreed, among other things, to indemnify each independent director

(Back to Index)

(Back to Index)

under the circumstances and to the extent provided for therein, to the maximum extent permitted by Maryland law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director in any action or proceeding arising out of the person’s services as a director. The indemnification agreement also provides for the advancement of expenses relating to the indemnification obligations. The SEC takes the position that indemnification against liabilities arising under the Securities Act is against public policy and unenforceable.

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

On March 24, 2021, our board of directors approved an estimated value per share of our common stock of $9.06 based on the estimated market value of our portfolio of investments as of January 28, 2021.  As of the date of this filing, we are not aware of a material change in the value of our investment that would impact the overall estimated value per share. We provided this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations for Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of January 28, 2021. Duff & Phelps held discussions with senior management and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 51 multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management before calculating a range of estimated values based on the number of outstanding shares of our common stock as of January 28, 2021.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount that our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;
•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;
•	our shares of common stock would trade at the estimated value per share on a national securities exchange;
•	a third-party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•	another independent third-party appraiser or third-party valuation firm would agree with the our estimated value per share; or
•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

(Back to Index)

(Back to Index)

Further, the estimated value per share as of January 28, 2021 is based on the estimated value of our investments as of January 28, 2021. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to January 28, 2021, including, but not limited to, (i) net operating income earned and distributions declared, (ii) the redemption of shares and (iii) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus has had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. multifamily real estate industry and the financial position of our residents, directly or indirectly. While we have considered the impact from COVID-19 on our March 24, 2021 estimated value per share, the extent to which our business, financial condition, results of operations and cash flows may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the various measures imposed to help control the spread the virus and the corresponding economic slowdown, and any long-term impact of this situation, even after an economic rebound, remains unclear. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, the current maximum price that may be paid under the program is $9.06 per share, which is 100% of the current estimated value per share for special redemptions. Although this is based upon our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $8.61 per share for regular redemptions or $9.06 per share for special redemptions, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

(Back to Index)

(Back to Index)

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third-party from acquiring us in a manner that could result in a premium price to our stockholders.

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

Our Board of Directors suspended the share redemption program, except for redemptions submitted in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility (each as defined in the share redemption program) and may further amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval. Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us, REIT I or REIT III or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

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

We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption in a given fiscal quarter will be limited to proceeds from our distribution reinvestment plan during the immediately preceding calendar quarter; provided that, for any quarter in which no proceeds from the distribution reinvestment plan are available, the funding limitation for the quarter will be set by the board of directors upon ten business days’ notice to stockholders. As there were no proceeds from the distribution reinvestment plan available from the fourth quarter of 2020, the board of directors set the funding limitation for redemptions in the first quarter of 2021 at $2.0 million.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Our stockholders do not have preemptive rights to any shares we issue in the future.  Our charter authorizes us to issue 1,010,050,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, 50,000 shares are

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Because we rely on our Manager and third-party sub-managers to manage the day-to-day affairs of any properties we acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.

We depend upon the performance of our property managers to effectively manage our properties and real estate-related assets. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should our Manager or third-party sub-managers fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

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

(Back to Index)

(Back to Index)

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

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended.  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We cannot assure you that we will be able to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third-party to ensure compliance with such laws. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

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

Because of the concentration of a significant portion of our assets in certain geographic markets, any adverse economic, real estate or business conditions in these markets could affect our operating results and our ability to make distributions to our stockholders

As of December 31, 2020, our real estate investments located in Texas, Illinois, Colorado, Oregon, and Georgia, represented approximately 19.5%, 19.0% 15.6%, 14.1% and 9.0% of the portfolio. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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

The success of our ability to upgrade any multifamily rental properties that we may acquire and realize capital gains and current income for you on these investments materially depends upon the status of the economy where the multifamily rental property is located. Our revenues will be lower if the rental market cannot bear the higher rental rate that accompanies the upgraded multifamily rental property due to job losses or other economic hardships. Should the local market be unable to support a higher rental rate for a multifamily rental property that we upgraded, we may not realize the premium rental we had assumed by a given upgrade and we may realize reduced rental income or a reduced gain or even loss upon the sale of the property. These events could cause us to reduce the cash available for distributions. Further, economic conditions caused by the COVID-19 pandemic may hinder or delay our ability to significantly carry out our value-add programs and thereby increase rents.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Our increased indebtedness following completion of the Mergers may present additional risks to our business.

In connection with the Mergers, we assumed and/or refinanced certain indebtedness of REIT I and REIT III and are subject to risks associated with increased debt financing, including a risk that our cash flow could be insufficient to meet required payments on our debt. As of December 31, 2020, we had approximately $584.3 million of outstanding debt, substantially comprised of $580.1 million of mortgage notes payable, net. After giving effect to the Mergers, our total pro forma consolidated indebtedness has increased. Taking into account both our and REIT I and REIT III’s indebtedness, transaction expenses, and the

(Back to Index)

(Back to Index)

assumption and/or refinancing of indebtedness in the Mergers, our pro forma consolidated indebtedness as of December 31, 2020, after giving effect to the Mergers, would be approximately $1.6 billion, substantially comprised of $1.56 billion of mortgage notes payable, net. Following the Mergers, we have limited near-term debt maturities with approximately 55% leverage based on appraised values.

In addition, our indebtedness could have important consequences to holders of our common stock, including:

•	vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•

requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•	putting us at a disadvantage compared to our competitors with less indebtedness; and
•	limiting our ability to access capital markets.

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

(Back to Index)

(Back to Index)

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

As of December 31, 2020, we had total outstanding debt of approximately $584.3 million, including approximately $400.6 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and may incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by the discontinuation of LIBOR after June 2023.

As of December 31, 2020, we had approximately $400.6 million of debt and 11 interest rate caps with an aggregate notional value of $405.3 million that were indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will stop encouraging or requiring banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.

The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities. ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. We have been incorporating LIBOR transition language in our existing floating rate loans when they are extended or refinanced. Our new loans typically remain indexed to LIBOR and not SOFR and include LIBOR transition language that generally aligns with ARRC recommendations.

On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”), the trade association for the derivatives marketplace, published the ISDA IBOR Fallbacks Protocol (the “Protocol”) and the ISDA IBOR Fallbacks Supplement (the “Supplement”). The Protocol and the Supplement became effective on January 25, 2021. The Protocol incorporates LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and were entered into before January 25, 2021 between parties to derivatives transactions that each have adhered to the Protocol. The Supplement automatically incorporates these LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and are entered into on or after January 25, 2021. We currently are not adherents to the Protocol. Any interest rate hedges that reference LIBOR and that we enter into on or after January 25, 2021 will be subject to conversion based on the ISDA methodology set forth in the Supplement. As a result of the FCA announcement, on March 5, 2021, the ISDA separately confirmed that the FCA’s announcement constitutes an index cessation event under the Protocol and the Supplement. Therefore, the spread adjustments to be used in connection with the transition from LIBOR to SOFR under any of our hedging agreements governed by the Protocol or the Supplement were fixed on March 5, 2021.

(Back to Index)

(Back to Index)

Differences between ARRC and ISDA LIBOR replacement methodology could result in differences in conversion between our debt instruments and corresponding hedges. Mismatches could occur resulting from conversion at different times, into different benchmark replacement rates, or into the same benchmark replacement rates calculated at different times or using different methods of calculation.

Accordingly, the transition from LIBOR to SOFR could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance. Furthermore, the impact or potential impact of LIBOR transition could incentivize us to prepay debt and/or unwind hedge positions earlier than we anticipated when closing the debt facility and/or entering into the hedge position. If we prepay debt, we may owe prepayment penalties or other breakage costs. If we unwind hedge positions, we could owe unwind payments to our counterparties, which could be significant. For hedges entered into before January 25, 2021, if we do not subsequently adhere to the Protocol, negotiate bilateral solutions with our counterparties, or unwind our positions before the discontinuation of LIBOR, it may be impossible for us or our counterparties to perform under these hedges following the discontinuation of LIBOR.

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

(Back to Index)

(Back to Index)

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

We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities.  The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets can consist of

(Back to Index)

(Back to Index)

the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for tax years ending before 2018) may be represented by securities of one or more TRSs.  Finally, for the taxable years after 2016, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply.  As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.

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

(Back to Index)

(Back to Index)

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

The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%.  Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 37% for non-corporate stockholders, provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividends), rather than the preferential rate applicable to qualified dividends.

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

(Back to Index)

(Back to Index)

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

If our assets are deemed to be plan assets, we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

(Back to Index)

(Back to Index)

ITEM 2.	PROPERTIES

As of December 31, 2020, we owned 17 multifamily properties encompassing approximately 4.9 million rentable square feet and 5,159 units. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2020:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit (3)
Adair off Addison	Dallas, TX	152	6/4/2014	$9,500	1980	856	95.4%	$1,100
Uptown Buckhead	Atlanta, GA	216	3/30/2015	32,500	1989	739	96.3%	1,273
Crosstown at Chapel Hill	Chapel Hill, NC	411	5/19/2015	46,750	1990/1996	1,005	92.0%	1,221
The Brookwood	Homewood, AL	274	8/21/2015	30,050	1968/1972	1,051	93.8%	1,127
Adair off Addison Apartment Homes	Dallas, TX	200	8/27/2015	21,250	1979	1,098	94.0%	1,266
1000 Spalding Crossing	Atlanta, GA	252	9/24/2015	41,000	1995	989	95.6%	1,365
Montclair Terrace	Portland, OR	188	10/29/2015	32,750	1968	918	95.7%	1,394
Grand Reserve	Naperville, IL	319	12/18/2015	66,700	1997	1,025	95.3%	1,719
Verdant Apartment Homes	Boulder, CO	216	12/18/2015	65,200	1991	850	93.1%	1,907
Arcadia Apartment Homes	Centennial, CO	300	1/22/2016	60,250	1984	977	95.3%	1,554
Ravina Apartment Homes	Austin, TX	498	3/23/2016	57,000	2001	993	96.2%	1,249
81 Fifty at West Hills Apartment Homes	Portland, OR	357	5/17/2016	81,500	1985	763	92.7%	1,449
The Palmer at Las Colinas	Irving, TX	476	6/28/2016	70,000	1991	966	92.4%	1,455
Windbrooke	Buffalo Grove, IL	236	12/22/2016	48,250	1986	903	94.5%	1,607
The Woods of Burnsville	Burnsville, MN	400	12/23/2016	51,000	1984	953	94.3%	1,274
Indigo Creek	Glendale, AZ	408	4/4/2017	55,200	1998	983	95.6%	1,142
Martin's Point	Lombard, IL	256	10/31/2017	38,250	1989	789	94.5%	1,483

(1)	Purchase price (in thousands) excludes closing costs and acquisition expenses.
(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2020 divided by the total number of residential units
(3)

Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2020, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

Stockholder Information

As of January 27, 2021, we had approximately 60,026,513 shares of common stock outstanding held by a total of approximately 12,268 stockholders. As a result of the completion of the Mergers on January 28, 2021, we had approximately 157,297,910 shares of common stock issued and outstanding held by a total of approximately 29,199 stockholders.

Estimated Value Per Share

On March 24, 2021, our board of directors approved an estimated value per share of our common stock of $9.06 based on the estimated market value of our portfolio of investments as of January 28, 2021, the effective date of the mergers with REIT I and REIT III. As of the date of this filing, we are not aware of a material change in the value of our investments that would impact the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) (formerly the Investment Program Association) in April 2013 (the “IPA Valuation Guidelines”).

Our Conflicts Committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of January 28, 2021. Duff & Phelps held discussions with senior management, and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 51 multifamily properties and the value of other assets and liabilities, including goodwill, that were provided by our management team. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of January 28, 2021. The valuation report Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.

Upon our Conflicts Committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and our conflicts committee’s own extensive knowledge of our assets and liabilities, our conflicts committee concluded that the range in estimated value per share of $8.27 to $9.94, with an approximate midpoint value of $9.06 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by management, our Conflicts Committee recommended to our board of directors that it adopt $9.06 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of our conflicts committee and approved $9.06 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

(Back to Index)

(Back to Index)

The following table summarizes the material components of the estimated net asset value of the merged entity as of January 28, 2021 (in thousands, except per share amounts):

	Net Asset Value as of January 28, 2021	Net Asset Value as of January 28, 2021 (per share)
Investments	$2,850,200	$17.25
Cash	172,879	1.05
Goodwill (Management Company Value)	154,531	0.94
Other Assets	29,234	0.18
Mortgage Notes Payable and Credit Facilities	(1,587,958)	(9.62)
Other Liabilities	(57,734)	(0.35)
Preferred Operating Partnership Unit Liquidation Value	(63,993)	(0.39)
Net Asset Value	$1,497,159	$9.06

The table below sets forth the calculation of the estimated net asset value per share of the merged entity as of January 28, 2021, as well as the calculation of our prior estimated net asset value per share (prior to the merger) as of December 31, 2019:

	January 28, 2021 Net Asset Value per Share (1)	December 31, 2019 Net Asset Value per Share (2)	Change in Estimated Value per Share
Investments	$17.25	$17.67	$(0.42)
Cash	1.05	0.77	0.28
Goodwill (Management Company Value)	0.94	—	0.94
Other Assets	0.18	0.03	0.15
Mortgage Notes Payable and Credit Facilities	(9.62)	(9.17)	(0.45)
Other Liabilities	(0.35)	(0.22)	(0.13)
Preferred Operating Partnership Unit Liquidation Value	(0.39)	—	(0.39)
	$9.06	$9.08	$(0.02)

(1)	Denominator adjusted for merger.
(2)

For information relating to the December 31, 2019 net asset value per share and the assumptions and methodologies used by Duff & Phelps and our management, see our Annual Report on Form 10-K filed on March 20, 2020.

As with any valuation, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

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

Real Estate

Independent Valuation Firm

Duff & Phelps was recommended by management and approved by our conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us. Duff & Phelps and its affiliates may

(Back to Index)

(Back to Index)

from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

The compensation Duff & Phelps received for its appraisal of our real estate properties was based on the scope of work and was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of us, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of the appraisal. The appraisal was performed in accordance with the Code of Ethics & Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Valuation Report was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Valuation Report, Duff & Phelps did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

Duff & Phelps collected all reasonably available material information that it deemed relevant in estimating the market value of our real estate properties and other investments. In conducting its investigations and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us for reasonableness, each assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. Duff & Phelps relied on management to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.

In performing its analysis of our real estate properties and other investments, Duff & Phelps made numerous other assumptions as of various points in time. The Valuation Report, including the analyses, opinions and conclusions set forth in such report, are qualified by the assumptions, qualifications and limitations set forth in the Valuation Report.

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of January 28, 2021, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the discounted cash flow analyses for our properties. The sales comparison approach was utilized as a secondary approach to value. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (NOI) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for seven of our properties that finished renovations and stabilized its operations. The discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value.  Discounted cash flow analyses were utilized for 44 of our properties as they were either recently acquired and either not yet stabilized or are currently undergoing renovations.  Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of January 28, 2021.

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our properties:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	4.25% to 6.00%	4.97%
Discount Rate	5.00% to 7.25%	5.64%

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

(Back to Index)

(Back to Index)

The total appraised value of our real estate properties using the appraisal methodologies described above was $2.9 billion, compared to an aggregate purchase price, adjusted for related capital expenditures through January 28, 2021 of $1.8 billion.

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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$8.27	$9.93	$8.30	$9.89
Discount Rate	$8.99	$9.13	$8.98	$9.14

Operating Partnership Units

Our Operating Partnership has common and preferred units outstanding that we take into account in determining our estimated value per share.  The common units are economically equivalent to our shares of common stock.  The preferred units have a liquidation preference that is determined pursuant to the terms of the Amended and Restated Limited Partnership Agreement of the Operating Partnership which is a reduction to the net asset value of our common stock.

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management.

Limitations of Estimated Value Per Share

As mentioned above, we provided this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2021 customer account statements that will be mailed in April 2021. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;
•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;
•	our shares of common stock would trade at the estimated value per share on a national securities exchange;
•	a third-party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or
•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of January 28, 2021 is based on the estimated value of our investments as of January 28, 2021. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to January 28, 2021, including, but not limited to, (i) net operating income earned and distributions declared, (ii) the redemption of shares and (iii) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to

(Back to Index)

(Back to Index)

the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus has had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. multifamily real estate industry and the financial position of our residents, directly or indirectly. While we have considered the impact from COVID-19 on our March 24, 2021 estimated value per share, the extent to which our business, financial condition, results of operations and cash flows may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the various measures imposed to help control the spread the virus and the corresponding economic slowdown, and any long-term impact of this situation, even after an economic rebound, remains unclear. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Historical Estimated Values per Share

The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Valuation Date	Filing with the Securities and Exchange Commission
$9.01	December 31, 2015	Annual Report on Form 10-K filed March 30, 2016
$9.10	December 31, 2016	Annual Report on Form 10-K filed March 31, 2017
$9.08	December 31, 2017	Annual Report on Form 10-K filed March 29, 2018
$8.77	December 31, 2018	Annual Report on Form 10-K filed March 22, 2019
$9.08	December 31, 2019	Annual Report on Form 10-K filed March 20, 2020
$9.06	January 28, 2021	Annual Report on Form 10-K filed March 25, 2021

Purchase Price for Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan (“DRP”), participants in the DRP acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of our common stock. Commencing on March 31, 2021, participants will acquire shares of our common stock under the plan at a price equal to $8.61 per share.

As provided under the DRP, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. Notwithstanding the ten business day termination notice requirement under the DRP, if a participant wished to terminate participation in the DRP for the March 2021 purchase date, participants must have notified us of such decision and we must have received the notice by the close of business on March 31, 2021, which is four business days following our announcement of an updated estimated value per share in this Annual Report on Form 10-K.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource REIT, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Redemption Price for Share Redemption Program

Our share redemption program is currently suspended except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. Such redemptions are made at a purchase price equal to our estimated share value as of the date of the redemption, which is the 15th day (or the next business day thereafter) of the last month of the calendar quarter.

The complete share redemption program plan document, as amended is filed as Exhibit 99.2 to this the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2021 and is available at the SEC’s website at http://www.sec.gov.

Unregistered Sale of Equity Securities

All securities sold by us during the year ended December 31, 2020 were sold in an offering registered under the Securities Act of 1933.

(Back to Index)

(Back to Index)

Redemption of Securities

Our Board of Directors has adopted a share redemption program that may enable stockholders to sell their shares to us, subject to the significant conditions and limitations of the program. The program was initially adopted in February 2014 and has been amended and restated at various times thereafter.  Most recently, on February 3, 2021, our board of directors adopted the Fifth Amended and Restated Share Redemption Program (the “SRP”).  Under the SRP, redemptions will be made quarterly in an amount not to exceed proceeds from the sale of shares in the DRP Offering in the immediately preceding calendar quarter; provided that, for any quarter in which no DRP Offering proceeds are available, the funding limitation for the quarter will be set by the Board of Directors upon ten business days’ notice to stockholders. As there were no DRP Offering proceeds for the fourth quarter of 2020, our Board of Directors set the funding limitation for redemptions in the first quarter of 2021 at $2.0 million.  Previously, the funding limitation was generally limited to proceeds from the DRP Offering, plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  In addition, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility.  The share redemption program has been suspended except for redemptions submitted in connection with a stockholder death, qualifying disability or confinement to a long-term care facility (each as fined in the SRP and collectively, “Special Redemptions”) since the first quarter of 2020.  On September 8, 2020 in connection with the entry into the merger agreements for the Mergers, our Board of Directors fully suspended the SRP; however, it was partially resumed effective November 22, 2020 and our Board of Directors considered requests for Special Redemptions for the fourth quarter of 2020.

Pursuant to our share redemption program, during the quarter ended December 31, 2020, we redeemed shares as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year to Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2020	—	$—	—	(2)
November 2020	—	$—	—	(2)
December 2020	179	$9.08	439	(2)

(1)	All purchases of equity securities in the three months ended December 31, 2020 were made pursuant to our share redemption program.
(2)	We currently limit the dollar value and number of shares that may be repurchased under the program, as discussed above.

While the share redemption program is partially suspended, pending and new redemption requests for redemptions submitted other than in connection with a Special Redemption will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

Our Board of Directors will continue to consider the liquidity available to stockholders going forward, balanced with other long-term interests of us and our stockholders. It is possible that in the future additional liquidity will be made available by us through the full resumption of the SRP, though we can make no assurances as to whether that will happen, or the timing or terms of any resumption.

Distribution Information

For the year ended December 31, 2020, we paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through our DRP. Distributions

(Back to Index)

(Back to Index)

declared, distributions paid and cash flows provided by operating activities were as follows for the year ended December 31, 2020 (in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2020	Cash	Distributions Reinvested (DRP)	Total	Cash Provided By Operating Activities	Total	Per Share per Day	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total
First Quarter	$2,873	$3,131	$6,004	$2,278	$—	$—	$2,278 / 38%	$3,726 / 62%
Second Quarter	—	—	—	2,339	—	—	—	—
Third Quarter	—	—	—	3,621	—	—	—	—
Fourth Quarter	—	—	—	3,142	—	—	—	—
Total	$2,873	$3,131	$6,004	$11,380	$—

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

Our net loss for the year ended December 31, 2020 was $33.2 million and net cash provided by operating activities was $11.4 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities, proceeds from debt financing, and proceeds from property sales. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

(Back to Index)

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated statements of operations and should be read together with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our consolidated financial statements, including the notes, found elsewhere herein. The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the years ended
	December 31,
	2020	2019	2018	2017	2016
Statement of operations data:
Total revenues	$85,810	$85,681	$87,256	$77,240	$52,928
Total expenses	99,955	92,815	98,205	95,435	86,533
Loss before net gain on disposition	(14,145)	(7,134)	(10,949)	(18,195)	(33,605)
Net gain on disposition of property	—	20,619	—	—	—
(Loss) income before other income (expense)	(14,145)	13,485	(10,949)	(18,195)	(33,605)
Other income (expense):
Interest income	14	223	157	120	209
Insurance proceeds in excess of cost basis	—	225	115	148	185
Interest expense	(19,093)	(25,877)	(24,764)	(19,764)	(10,950)
Total other income (expense)	(19,079)	(25,429)	(24,492)	(19,496)	(10,556)
Net loss	(33,224)	(11,944)	(35,441)	(37,691)	(44,161)

Basic and diluted net loss per common share:	$(0.55)	$(0.20)	$(0.58)	$(0.63)	$(0.76)

Dividends declared per common share:	$—	$0.45	$0.60	$0.60	$0.60

Balance sheet data:
Total assets	$776,435	$784,262	$860,728	$916,470	$871,310
Mortgage notes payable, net	$580,114	$547,875	$573,642	$560,164	$455,361
Total equity	$182,215	$216,313	$263,466	$330,660	$390,892

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource REIT, Inc. (f/k/a Resource Real Estate Opportunity REIT II, Inc.) and the notes thereto appearing elsewhere in this report.  Statements contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  See also “Forward-Looking Statements” preceding Part I.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was previously included in our Annual Report on Form 10-K for fiscal 2019, filed with the SEC on March 20, 2020. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2019 compared to fiscal 2018.

Overview

We are a Maryland corporation that invests in multifamily assets across the entire spectrum of investments in order to provide investors with growing cash flow and increasing asset values. We were formed on September 28, 2012. We commenced active real estate operations on June 4, 2014 with the acquisition of our first multi-family property. We have acquired and may continue to acquire underperforming multifamily rental properties which we will renovate and optimize in order to increase rents, and, to a lesser extent, acquire or originate commercial real estate debt secured by apartments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not fit within our targeted asset class or portfolio composition.  We commenced the public offering of our common stock in February 2014 and terminated the primary portion of the offering in February 2016. We describe this offering in “Liquidity and Capital Resources,” below.

As of January 28, 2021, when we acquired Resource Real Estate Opportunity REIT I, Inc. (“REIT I”) and its subsidiaries, including the entities that provide our advisory, asset and property management services, we are a self-managed REIT and have 43 employees. Prior to our acquisition of REIT I, we were externally advised by Resource Real Estate Opportunity Advisor II, LLC (our “Advisor”) pursuant to an advisory agreement initially entered in February 2014.  Upon acquisition of REIT I and Resource Apartment REIT III, Inc. (“REIT III”) and their respective subsidiaries, we owned 51 properties in 15 states, comprising a total of 14,995 multifamily units.

Through a series of transactions which we refer to as the “Self-Management Transaction,” REIT I acquired our Advisor and Manager on September 8, 2020 from C-III Capital Partners, LLC (“C-III”) and its affiliates.  Previously, our Advisor was an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), our initial sponsor and a wholly-owned subsidiary of C-III.

Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, we entered into merger agreements (as described herein) to acquire each of REIT I and REIT III in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into our wholly owned subsidiary. The REIT I Merger (as defined below) and the REIT III Merger (as defined below) are referred to collectively herein as the Mergers.  Each of the Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. The Mergers were effective as of January 28, 2021.

REIT I Merger

On September 8, 2020, we, RRE Opportunity OP II, LP, our operating partnership (“OP II”), Revolution I Merger Sub, LLC, our wholly-owned subsidiary (“Merger Sub I”), REIT I, and Resource Real Estate Opportunity OP, LP (“OP I”), entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Effective January 28, 2021, REIT I merged with and into Merger Sub I, with Merger Sub I surviving as our direct, wholly-owned subsidiary (the “REIT I Company Merger”) and OP I merged with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I ceased.

At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) converted into the right to receive 1.22423 shares of our common stock, and each issued and outstanding share of REIT I’s convertible stock converted into the right to receive $0.02 in cash (without interest).

(Back to Index)

(Back to Index)

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

REIT III Merger

On September 8, 2020, we, OP II, Revolution III Merger Sub, LLC (“Merger Sub III”), our wholly-owned subsidiary, REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as our direct, wholly-owned subsidiary (the “REIT III Company Merger”) and OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of our common stock.

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of our common stock issued in the REIT III Company Merger, a common partnership unit was issued to us by OP II.

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

During the three months ended December 31, 2020, we had received rent payments equal to approximately 95.9%, of the billed rental income for the period as compared to pre-COVID March collections of 98.8%. In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion. Executed short-term rent relief plans that are outstanding at December 31, 2020 are not significant in terms of either number of requests or dollar value. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  During the year ended December 31, 2020, gross tenant receivables have increased to approximately $634,000 from approximately $150,000 at December 31, 2019. During the year ended December 31, 2020, we modified our provision for bad debts estimate to include a partial allowance for tenant receivables less than 90 days past due. As a result, allowance for doubtful accounts have increased to approximately $333,000 at December 31, 2020 (of which 56% is over 90 days past due) from approximately $44,000 at December 31, 2019.

Many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act which will have aided in the payment of rent due. The extent to which these benefits or benefits from similar government sponsored programs will be available going forward is uncertain. To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue cannot, however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. We continue to waive late fees, halt evictions where applicable

(Back to Index)

(Back to Index)

federal, state or local restrictions are in effect, and offer a payment deferral plan to residents who have been adversely financially impacted by the COVID-19 pandemic. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

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

Results of Operations

  As of December 31, 2020, we owned 17 multifamily properties. Since our inception we have acquired 18 multifamily properties. Through December 31, 2020, we had sold one multifamily property.

Through December 31, 2020, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the year as a result of increased bad debt expense, waiving late fees and the suspension of evictions at our properties. We expect, however, that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

In addition, our results of operations will be significantly impacted in 2021 due to the REIT I Merger and the REIT III Merger.

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2020	2019	2018
Revenues:
Rental income	$85,810	$85,681	$87,256

Expenses:
Rental operating - expenses	15,518	13,205	14,411
Rental operating - payroll	7,334	7,682	7,943
Rental operating - real estate taxes	11,728	11,316	11,992
Subtotal - Rental operating expenses	34,580	32,203	34,346
Acquisition costs	—	—	30
Transaction expenses	3,732	—	—
Management fees	12,894	13,208	13,728
General and administrative	8,339	7,586	8,155
Loss on disposal of assets	215	219	522
Depreciation and amortization expense	40,195	39,599	41,424
Total expenses	99,955	92,815	98,205
Loss before net gain on disposition	(14,145)	(7,134)	(10,949)
Net gain on disposition of property	—	20,619	—
(Loss) income before other income (expense)	(14,145)	13,485	(10,949)
Other income (expense):
Interest income	14	223	157
Insurance proceeds in excess of cost basis	—	225	115
Interest expense	(19,093)	(25,877)	(24,764)
Net loss	(33,224)	(11,944)	(35,441)

(Back to Index)

(Back to Index)

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table presents the results of operations separated into three categories: the results of operations of the 17 properties we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level activity for the years ended December 31, 2020 and 2019 (in thousands):

	For the year ended December 31, 2020				For the year ended December 31, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total
Revenues:
Minimum rents	$80,453	$2	$—	$80,455	$79,173	$955	$—	$80,128
Utility income	4,527	—	—	4,527	4,405	179	—	4,584
Ancillary tenant fees	828	—	—	828	954	15	—	969
Total rental income	85,808	2	—	85,810	84,532	1,149	—	85,681
Expenses:
Rental operating - expenses	15,520	(2)	—	15,518	13,077	128	—	13,205
Rental operating - payroll	7,334	—	—	7,334	7,517	154	11	7,682
Rental operating - real estate taxes	11,728	—	—	11,728	11,072	244	—	11,316
Subtotal - Rental operating expenses	34,582	(2)	—	34,580	31,666	526	11	32,203
Management fees	3,813	—	9,081	12,894	3,788	46	9,374	13,208
Transaction expenses	—	—	3,732	3,732	—	—	—	—
General and administrative	2,157	—	6,182	8,339	2,110	64	5,412	7,586
Loss on disposal of assets	215	—	—	215	219	—	—	219
Depreciation and amortization expense	40,195	—	—	40,195	39,599	—	—	39,599
Total expenses	80,962	(2)	18,995	99,955	77,382	636	14,797	92,815
Income (loss) before net gain on disposition	4,846	4	(18,995)	(14,145)	7,150	513	(14,797)	(7,134)
Net gain on disposition of property	—	—	—	—	—	20,619	—	20,619
Income (loss) before other income (expense)	4,846	4	(18,995)	(14,145)	7,150	21,132	(14,797)	13,485
Other income (expense):
Interest income	12	—	2	14	219	—	4	223
Insurance proceeds in excess of cost basis	—	—	—	—	225	—	—	225
Interest expense	(19,093)	—	—	(19,093)	(25,099)	(778)	—	(25,877)
Net loss	$(14,235)	$4	$(18,993)	$(33,224)	$(17,505)	$20,354	$(14,793)	$(11,944)

(Back to Index)

(Back to Index)

Revenues:  Minimum rents on the 17 properties we owned both periods increased by $1.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase is primarily due to the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations, offset by the impact of COVID-19 and was primarily comprised of:

Multifamily Community	Rental Change (in thousands)	Change in Occupancy %	Change in Effective Monthly Revenue per Unit (in dollars)
Ravina Apartment Homes	$459	0.5%	$75
Indigo Creek	351	0.7%	68
Crosstown at Chapel Hill	216	-0.5%	53
The Brookwood	194	-0.1%	65
The Palmer at Las Colinas	133	-1.5%	48
81 Fifty at West Hills Apartment Homes	123	-0.4%	24
Arcadia Apartment Homes	103	1.1%	13
Verdant Apartment Homes	(195)	-2.6%	(27)
Windbrooke Crossing	(159)	-0.9%	(44)
All other properties	55	-8.2%	126
	$1,280

Included in rental income is bad debt expense of $756,000 for the year ended December 31, 2020 as compared to $94,000 for the year ended December 31, 2019.

Expenses:  Our operating expenses on the 17 properties we owned during both periods increased by $2.9 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to a $586,000 increase in insurance expense, a $515,000 in casualty losses and a $656,000 increase in real estate taxes due to higher property assessments. Our property insurance rates increased by 21% due to both weather-related losses sustained in our portfolio in previous years as well as an increase in insured building values.

Management fees decreased during the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily as a result of the sale of Overton Trails in February 2019. As a result of the REIT I Merger, we will no longer pay asset management fees to an advisor.

We incurred $3.7 million of transaction expenses related to our Merger with REIT I and III during the year ended December 31, 2020. General and administrative expenses increased by $753,000 primarily due to an increase in salary allocations from our Advisor.

Interest expense decreased by $6.8 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to the decrease in LIBOR rates subsequent to December 31, 2019.

Liquidity and Capital Resources

From February 2014 to February 2016, we offered in our primary public offering up to $1.0 billion in shares of common stock, $0.01 par value per share, at $10 per share. At the termination of the primary offering, we had raised $556.2 million in gross proceeds. We also continued to offer shares of our common stock pursuant to our DRP under which our stockholders may elect to have distributions reinvested in additional shares of our common stock at a purchase price equal to 95 % of the estimated net asset value per share. In connection with our initial primary public offering, we registered $95 million in shares of our common stock to be issued pursuant to the DRP. On January 23, 2020, we filed a Form S-3 with the SEC to register an additional 1.5 million shares under the DRP.

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

(Back to Index)

(Back to Index)

We allocate funds as necessary to a reserve to support the future maintenance and viability of properties we acquire in order to preserve value for our investors. If such allocations and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.

We may seek to obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments.  In addition to debt financing at the REIT-level, we have financed, and may continue to finance, the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders.  Under these circumstances, we anticipate that certain properties will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties.  However, there is no guarantee that we will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. We may also obtain mortgage financing which contains cross-collateralization or cross-default provisions whereby a default on a single property could affect multiple properties. Finally, we may also obtain seller financing with respect to specific assets that we acquire.

Capital Expenditures

We deployed a total of $7.3 million during the year ended December 31, 2020 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2020 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the year ended	Remaining capital
	December 31, 2020	budgeted
Windbrooke Crossing	$982	$28
Crosstown at Chapel Hill	942	790
Ravina Apartment Homes	793	2,734
Indigo Creek	755	543
The Palmer at Las Colinas	747	2,219
81 Fifty at West Hills Apartment Homes	612	838
Montclair Terrace	491	1,441
The Brookwood	425	1,819
Woods at Burnsville	377	503
Arcadia Apartment Homes	267	812
All other properties	906	2,704
	$7,297	$14,431

Common Stock

As of December 31, 2020, we had an aggregate of 60.0 million shares of $0.01 par value common stock outstanding, as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,726	88,479
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	66,250,388	$644,826
Shares redeemed and retired	(6,223,875)
Total shares outstanding	60,026,513

Debt

(Back to Index)

(Back to Index)

The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2020				December 31, 2019
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Uptown Buckhead	$18,876	$—	$(144)	$18,732	$19,264	$—	$(178)	$19,086
Crosstown at Chapel Hill	42,650	—	(264)	42,386	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,632	83	(39)	16,676	17,063	186	(88)	17,161
The Brookwood - Capital One	2,517	6	(7)	2,516	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(317)	32,893	33,210	—	(380)	32,830
1000 Spalding Crossing	35,035	—	(329)	34,706	23,737	—	(113)	23,624
Montclair Terrace	19,479	—	(127)	19,352	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(473)	47,372	47,845	—	(539)	47,306
Verdant Apartment Homes	47,146	—	(372)	46,774	36,913	—	(178)	36,735
Arcadia Apartment Homes	56,810	—	(494)	56,316	39,782	—	(195)	39,587
Ravina Apartment Homes	25,506	—	(93)	25,413	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	50,708	—	(260)	50,448	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(370)	45,330	45,700	—	(437)	45,263
Windbrooke Crossing	36,437	—	(202)	36,235	37,222	—	(272)	36,950
Woods of Burnsville	36,918	—	(265)	36,653	37,744	—	(355)	37,389
Indigo Creek	39,498	—	(243)	39,255	40,402	—	(320)	40,082
Martin's Point	29,283	—	(226)	29,057	29,944	—	(289)	29,655
	$584,250	$89	$(4,225)	$580,114	$552,074	$200	$(4,399)	$547,875

(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2020 (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	2.36%	$70	$55	(1)(3)(5)(9)
Crosstown at Chapel Hill	7/1/2025	1.77%	1.91%	106	68	(1)(3)(4)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	66	(2)(6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2)(6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	1.78%	91	74	(1)(3)(4)(7)(9)
1000 Spalding Crossing	12/1/2027	—	2.51%	74	60	(2)(4)(8)
Montclair Terrace	6/1/2023	2.45%	2.59%	80	30	(1)(3)(6)(9)
Grand Reserve	5/1/2028	1.72%	1.86%	76	184	(1)(3)(4)
Verdant Apartment Homes	12/1/2027	—	2.57%	102	40	(2)(4)(8)
Arcadia Apartment Homes	12/1/2027	—	2.57%	123	43	(2)(4)(8)
Ravina Apartment Homes	5/1/2022	—	3.76%	144	148	(2)(6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	2.50%	205	58	(1)(3)(6)(9)
The Palmer at Las Colinas	9/1/2026	2.11%	2.25%	104	156	(1)(3)(4)(9)
Windbrooke Crossing	1/1/2024	2.69%	2.83%	154	180	(1)(3)(6)
Woods of Burnsville	2/1/2024	2.13%	2.27%	145	95	(1)(3)(6)
Indigo Creek	5/1/2024	1.93%	2.07%	127	59	(1)(3)(6)
Martin's Point	11/1/2024	1.86%	2.00%	111	78	(1)(3)(6)

(1)	Variable rate based on one-month LIBOR of 0.14388% (as of December 31, 2020) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Refinanced during the year ended December 31, 2019
(8)	Originated during the year ended December 31, 2020 through refinancing
(9)	Loan refinanced with new credit facility in January 2021

On August 21, 2015, we recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value is being amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of December 31, 2020, the net unamortized mortgage premium was $89,307 and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

At December 31, 2020, the weighted average interest rate of all our outstanding indebtedness was 2.44%.

Central banks and regulators in a number of major jurisdictions (including both the U.S. and the U.K.) have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (IBORs), including LIBOR. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021.  On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.

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

We refinanced the loans on 1000 Spalding Crossing, Verdant Apartment Homes, and Arcadia Apartment Homes during the year ended December 31, 2020. The new loans are in the amounts of $35.0 million, $47.1 million and $56.8 million,

(Back to Index)

(Back to Index)

respectively, and all three loans mature on December 1, 2027. Loss on extinguishment of debt of approximately $65,000, $132,000, and $145,000, respectively, was included in interest expense on the consolidated statement of operations for the year ended December 31, 2020. Prepayment penalties of approximately $233,000, $363,000, and $513,000, respectively, were included in interest expense on the consolidated statement of operations for the year ended December 31, 2020.

Operating Properties

As of December 31, 2020, our wholly-owned interests in multifamily properties were as follows:

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

Acquisition and Asset Management Costs

In addition to making investments in accordance with our investment objectives, we used our capital resources to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. During our acquisition stage, we made payments to our Advisor in connection with the acquisition of real estate investments. As a result of the REIT I Merger, we no longer have an external advisor and will no longer incur these fees. We describe these payments in more detail in Note 10 of the notes to our consolidated financial statements.

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

Operating expenses for the four fiscal quarters ended December 31, 2020 exceeded the charter imposed limitation; however, the conflicts committee of our board of directors determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the non-recurring nature of the expenses incurred during the year ended December 31, 2020 in connection with the mergers with REIT I and REIT III.

As we no longer have an external advisor, this limitation on total operating expenses will not be applicable as of the first quarter of 2021.

Distributions

For the year ended December 31, 2020, we paid aggregate distributions of $6.0 million, including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 11, 2019	$0.001095890	December 31, 2019 through January 30, 2020	January 31, 2020	$1,074	$968	$2,042
December 11, 2019	$0.001095890	January 31, 2020 through February 27, 2020	February 28, 2020	965	883	1,848
December 11, 2019	$0.001095890	February 28, 2020 through March 30, 2020	March 31, 2020	1,092	1,022	2,114
				$3,131	$2,873	$6,004

We announced on March 30, 2020 that we were suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations. On February 3, 2021, our board of directors authorized a quarterly distribution for the first quarter of 2021. Future distributions, which are not guaranteed, will be authorized and paid on a quarterly basis.

The following is a reconciliation of total aggregate distributions to total distributions declared for the year ended December 31, 2020 (in thousands):

Total aggregate distributions paid	$6,004
Less: distribution payable at December 31, 2019	(5,993)
Add: distribution payable at December 31, 2020	—
True-up of prior year cash distributions declared	$11

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year paid	Per Common Share per Day	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2014	$0.00071223	$215	$114	$329
2015	0.00164384	8,424	5,654	14,078
2016	0.00164384	20,608	14,025	34,633
2017	0.00163438	20,685	15,095	35,780
2018	0.00163438	20,693	16,175	36,868
2019	0.00123288	14,724	12,519	27,243
2020	0.00109589	3,131	2,873	6,004
		$88,480	$66,455	$154,935

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to, commercial real estate assets, principally underperforming apartment communities which we will renovate and optimize in order to increase rents and, to a lesser extent, commercial real estate debt secured by apartments that we acquire or originate.

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”). MFFO excludes from FFO the following items:

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Some of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

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

(Back to Index)

(Back to Index)

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance because it excludes non-operating items included in FFO.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in evaluating the operating performance of our portfolio relative to the operating performance of other real estate companies that are not as affected by other MFFO adjustments.

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

The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of our active real estate operations and the general and administrative expenses incurred in connection with these events, FFO, MFFO and AFFO are not relevant to a discussion comparing operations for the periods presented.

	Years Ended
	December 31,
	2020	2019	2018
Net loss – GAAP	$(33,224)	$(11,944)	$(35,441)
Net gain on disposition of property	—	(20,619)	—
Depreciation expense	40,195	39,599	40,611
FFO attributable to common stockholders	6,971	7,036	5,170
Adjustments for straight-line rents	457	(43)	(10)
Fair value adjustment for cancelable swap	—	—	(287)
Loss on extinguishment of debt	1,330	—	—
Amortization of intangible lease assets	—	—	813
Debt premium amortization	(111)	(113)	(116)
Acquisition costs	—	—	30
MFFO attributable to common stockholders	8,647	6,880	5,600
Net gains on disposition of property	—	20,619	—
AFFO attributable to common stockholders	$8,647	$27,499	$5,600

Basic and diluted loss per common share - GAAP	$(0.55)	$(0.20)	$(0.58)
FFO per share	$0.12	$0.12	$0.08
MFFO per share	$0.14	$0.11	$0.09
AFFO per share	$0.14	$0.45	$0.09

Weighted average shares outstanding	60,227	60,728	61,110

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

(Back to Index)

(Back to Index)

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Our Manager, an affiliate of our Advisor, earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

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

Valuation of Real Estate Assets

We periodically evaluate our long-lived assets, primarily investments in rental properties, for impairment indicators. The review considers factors such as past and expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for permanent impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.

In conjunction with the Merger and for our annual estimated value per share calculation, we engaged with a third-party to provide the estimated fair value of our rental properties as of January 28, 2021. We compared these values to our carrying values and concluded that there was no indication that the carrying value of our investments in real estate were not recoverable as of December 31, 2020.

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

(Back to Index)

(Back to Index)

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. On January 1, 2020, we adopted ASU No. 2016-13 and the adoption did not have a significant impact on our consolidated financial statements and disclosures since we did not have instruments subject to this guidance at the adoption or at December 31, 2020.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. On January 1, 2020, we adopted ASU No. 2017-04 and the adoption did not have a significant impact on our consolidated financial statements due to the fact that we did not have any goodwill subject to this guidance at the adoption or at December 31, 2020.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”. We adopted the standard on January 1, 2020, and the adoption did not have a significant impact on our consolidated financial statements due to the fact that there were no required changes to our disclosures.

In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU No. 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. We early adopted the standard on January 1, 2020, and the adoption did not have a significant impact on our consolidated financial statements and disclosures.

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” ASU No. 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. During the year ended December 31, 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have not elected to apply the lease modification guidance to our leases. To date, the impact of lease concessions granted has not had a material effect on our financial statements. We will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

Accounting Standards Issued But Not Yet Effective

In August 2020, FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU No. 2020-06 addresses the complexity of guidance for certain financial (convertible) instruments with characteristics of liabilities and equity. ASU No. 2020-06 will be effective for us beginning January 1, 2022. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2020-06 to have a material effect on our consolidated financial statements and disclosures due to the fact that we did not have instruments subject to this guidance at December 31, 2020.

(Back to Index)

(Back to Index)

Contractual Obligations

The following table presents our scheduled contractual obligations required for the next five years and thereafter as of December 31, 2020 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$12	$12	$—	$—	$—

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, we entered into merger agreements (as described herein) to acquire each of REIT I and REIT III in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into our wholly-owned subsidiary.

We refer to the REIT I Merger (as defined below) and the REIT III Merger (as defined below) collectively as the Mergers.  Each of the Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.  The Mergers were effective as of January 28, 2021. Upon consummation of the Mergers, we owned 51 properties in 15 states, comprising a total of 14,995 multifamily units.

REIT I Merger

On September 8, 2020, we, OP II, Revolution I Merger Sub, LLC, a wholly-owned subsidiary of us (“Merger Sub I”), REIT I, and OP I, entered into the REIT I Merger Agreement.

Effective January 28, 2021, REIT I merged with and into Merger Sub I, with Merger Sub I surviving as direct, wholly-owned subsidiary (the “REIT I Company Merger”) and OP I merged with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I ceased.

At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) converted into the right to receive 1.22423 shares of our common stock, and each issued and outstanding share of REIT I’s convertible stock converted into the right to receive $0.02 in cash (without interest).

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

REIT III Merger

On September 8, 2020, we, OP II, Revolution III Merger Sub, LLC (“Merger Sub III”), our wholly-owned subsidiary, REIT III, and OP III, the operating partnership of REIT III, entered into the REIT III Merger Agreement.

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as our direct, wholly-owned subsidiary (the “REIT III Company Merger”) and OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of our common stock.

(Back to Index)

(Back to Index)

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of our common stock issued in the REIT III Company Merger, a common partnership unit was issued to us by OP II.

Employment Agreements

In connection with the REIT I Merger, we assumed from REIT I, the employment agreements dated September 8, 2020 for the following executive officers: Alan F. Feldman, Chief Executive Officer and President, Thomas C. Elliott, Executive Vice President, Chief Financial Officer and Treasurer, and Michele (“Shelle”) R. Weisbaum, Senior Vice President and Chief Legal Officer. We assumed REIT I’s obligations under the employment agreements in their entirety. Information about the REIT I employment agreements is included under Item 5.02 in the Current Report on Form 8-K for REIT I as filed with the SEC on September 11, 2020. In addition, the employment agreements for Messrs. Feldman and Elliott and Ms. Weisbaum were filed as exhibits to the Current Report on Form 8-K filed by us on January 29, 2021.

Long-Term Incentive Plan

As of the effective time of the REIT I Merger, we assumed the 2020 Long-Term Incentive Plan of REIT I as amended to replace all references to REIT I to the company. In addition, upon the effective time of the REIT I Merger, the shares of restricted stock of REIT I granted to Alan F. Feldman, Thomas C. Elliott, Steven R. Saltzman and Michele R. Weisbaum under the 2020 Long-Term Incentive Plan of REIT I were cancelled and converted into the right to receive 1.22423 shares of our common stock. Each such share of our common stock issued has, and is subject to, the same terms and conditions (including with respect to vesting) set forth in the 2020 Long-Term Incentive Plan of REIT I (which has been assumed and adopted by us as our own) and the related restricted stock agreements as in effect immediately prior to the REIT I Merger. The terms of the restricted stock are described under Item 5.02 in the Current Report on Form 8-K for REIT I as filed with the SEC on September 11, 2020. In addition, a copy of the form of restricted stock agreement (time based) is filed as an exhibit to our Current Report on Form 8-K filed by us on January 29, 2021 and a copy of the form of restricted stock agreement (performance based) is filed as an exhibit to our Current Report on Form 8-K filed by us on February 23, 2021. The compensation committee of the board of directors granted time-based and performance-based equity incentive awards to employees of the company, including its executive officers effective February 17, 2021.

Structured Credit Facility Transaction

On January 28, 2021, subsidiaries of the Company (collectively, “Borrower”) entered into a structured credit facility transaction with CBRE Multifamily Capital, Inc. for delivery of loans and/or advances to Fannie Mae (the “Facility”) for a term of 15 years (the “Facility Termination Date”). Pursuant to the terms of the loan documents for the Facility, the lender agreed to make fixed advances and variable advances to Borrower during the term of the Facility provided that Borrower satisfies certain customary conditions as set forth in the Facility loan documents (the “Loan Documents”), including debt service coverage tests and loan-to-value tests. The fixed advances in the Facility may have terms not less than five or more than 15 years from the closing of such advance and variable advances in the Facility may have terms not less than five or more than 10 years from the closing of such advance. All advances must have maturity dates that do not exceed the Facility Termination Date. Borrower has the option to convert variable advances to fixed advances beginning on the first day of the second year of the variable advance term and ending seven years prior to the Facility Termination Date, subject to the satisfaction of customary requirements set forth in the Loan Documents.

The Facility is non-recourse to the Borrower except for the customary exceptions to non-recourse provisions of the Loan Documents (“carve-outs”). The Borrower’s obligations for the carve-outs are guaranteed solely by the Borrowers. The Company is the key principal under the Facility and as such must continue to indirectly own an interest in each Borrower and is subject to certain transfer restrictions with respect to its ownership interest in each Borrower as provided in the Loan Documents. In addition, the Facility contains customary representations and warranties, financial and other covenants, events of default and remedies typical for this type of facility.

The initial advance of $495.2 million under the Facility occurred on January 28, 2021 and is secured by mortgages on the following twelve multifamily properties located in Arizona, Colorado, Georgia, Oregon and Texas: Estates at Johns Creek, Heritage Pointe, Providence in the Park, South Lamar Village, Verona Apartments, Westside, 81 Fifty at West Hills, Adair off Addison I & II, Montclair Terrace, Palmer at Las Colinas, and Uptown Buckhead. The mortgages contain cross-collateralization and cross-default provisions so a default on a single property could affect multiple properties securing the Facility. The proceeds from the initial advance were used to refinance or pay off $462.0 million of the Borrower’s debt. Additional information about the initial advance is as follows:

(Back to Index)

(Back to Index)

Advance	Loan Amount	Term (years)	Interest Only	Total Rate	Payments
Fixed Advance 1	$ 235,205,000	10	Yes	2.79%	Monthly
Fixed Advance 2	$ 235,205,000	7	Yes	2.62%	Monthly
Variable Advance 1	$ 24,760,000	10	Yes	2.15%	Monthly

Amended and Restated Share Redemption Program

On February 3, 2021, our board of directors adopted the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”) pursuant to which, subject to significant conditions and limitations of the program, our stockholders can have their shares repurchased by us. The Amended SRP provides that redemptions will continue to be made quarterly but in an amount not to exceed proceeds from the sale of shares in the DRP in the immediately preceding calendar quarter; provided that, for any quarter in which no DRP proceeds are available, the funding limitation for the quarter will be set by the board of directors upon ten business days’ notice to stockholders. As there were no DRP proceeds for the fourth quarter of 2020, the board of directors has set the funding limitation for redemptions in the first quarter of 2021 at $2.0 million. Additional changes to the share redemption program in the Amended SRP clarify the timing of redemption procedures. The share redemption program remains suspended except with respect to redemptions sought up on a stockholder’s death, disability, or confinement to a long-term care facility (each as defined in the Amended SRP).

Distributions Declared

On February 3, 2021, the board of directors authorized a quarterly distribution for the first quarter of 2021 in the amount of $0.07 per share of common stock to stockholders of record as of the close of business on March 30, 2021, which we expect to pay on March 31, 2021. Investors may choose to receive cash distributions or purchase additional shares through the DRP.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from our financial instruments primarily from changes in market interest rates.  We do not have exposure to any other significant market risks.  We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations.  Our operating results are affected by changes in interest rates, primarily changes in LIBOR, as a result of borrowings under our outstanding mortgage loans.

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we entered into a total of 17 interest rate caps that were designated as cash flow hedges during the years 2016 through 2020. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of December 31, 2020 and December 31, 2019, we had $400.6 million and $405.8 million, respectively, in variable rate debt outstanding.  If interest rates on the variable rate debt had been 100 basis points higher during the years ended December 31, 2020 and 2019, our annual interest expense would have increased by approximately $4.1 million for both years.

In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable. As of December 31, 2020 and December 31, 2019, we had $183.7 million and $146.3 million, respectively, in fixed rate debt outstanding.  As of December 31, 2020 and December 31, 2019, this fixed rate debt had fair values of $180.5 million and $144.6 million, respectively.  Fair values are computed using rates available to us for debt with similar terms and remaining maturities.  If interest rates had been 100 basis points higher as of December 31, 2020 and December 31, 2019, the fair value of this fixed rate debt would have decreased by $8.8 million and $3.7 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

(Back to Index)

(Back to Index)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2020 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our chief executive officer and chief financial officer. Our Code of Business Conduct and Ethics may be found at http://www.resourcereit.com, on the Investors/Corporate Governance page. Any amendment to, or a waiver from, a provision of the Code of Conduct and Ethics that would require disclosure under Item 5.05 of Form 8-K will be posted on our website.

The other information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements
1.	See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)	Financial Statement Schedule
i.	Our financial statement schedule is included in a separate section of this Annual Report on Form 10-K commencing on page F-31.
(c)	Exhibits

(Back to Index)

(Back to Index)

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of September 8, 2020, by and among the Company, OP II, Revolution I Merger Sub, LLC, OP I and REIT I (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 11, 2020)

2.2

Agreement and Plan of Merger, dated as of September 8, 2020, by and among the Company, OP II, Revolution III Merger Sub, LLC, OP III and REIT III (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 11, 2020)

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 5, 2021)

3.3	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 29, 2021)

4.1

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment no. 9 to the Registration Statement on Form S-11 on Form S-3 (No. 333-184476) filed February 16, 2016)

4.3

Description of the Company’s Common Stock Registered Pursuant to Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 20, 2020)

10.1

Second Amended and Restated Advisory Agreement dated September 8, 2020 between the Company and the Resource Real Estate Opportunity Advisor (incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on September 11, 2020)

10.2

Management Agreement by and among Resource Real Estate Opportunity REIT II, Inc., RRE Opportunity OP II, LP and Resource Real Estate Opportunity Manager II, LLC, dated December 20, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed March 30, 2015)

10.3	Renewal Agreement by and between Resource Real Estate Opportunity REIT II, Inc. and Resource Real Estate Opportunity Advisor II, LLC, dated December 20, 2020

10.4

Voting Agreement dated September 8, 2020, between the Company and Resource Real Estate (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on September 11, 2020)

10.5	Voting Agreement dated September 8, 2020, between the Company and Alan Feldman (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on September 11, 2020)

10.6	Resource REIT, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 29, 2021)

10.7	Form of Restricted Stock Agreement (Time Based) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 29, 2021)

10.8	Form of Restricted Stock Agreement (Performance-Based) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2021)

10.9	Employment Agreement dated September 8, 2020 between REIT I and Mr. Feldman (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by REIT I on September 11, 2020)

10.10	Employment Agreement dated September 8, 2020 between REIT I and Mr. Elliott (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by REIT I on September 11, 2020)

10.11	Employment Agreement dated September 8, 2020 between REIT I and Ms. Weisbaum (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by REIT I on September 11, 2020)

10.12

Form of Indemnification Agreement between the Company and each independent director of the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2020)

10.13	Amended and Restated Limited Partnership Agreement of RRE Opportunity OP II, LP, dated January 28, 2021

10.14

Master Credit Facility Agreement, dated as of January 28, 2021, by and among RRE Addison Place Holdings, LLC, RRE Gilbert Holdings, LLC, RRE Providence Holdings, LLC, RRE Woodmoor Holdings, LLC, RRE Centennial Holdings, LLC, RRE Brentdale Holdings, LLC, RRE Breckenridge Holdings, LLC, RRE Bear Creek Holdings, LLC, RRE Fairways of Bent Tree Holdings, LLC, RRE Montclair Terrace Holdings, LLC, RRE Santa Rosa Holdings, LLC, RRE Buckhead Holdings, LLC, RRE FNM1 LLC, RRE FNM2 LLC, RRE FNM3 LLC, RRE FNM4 LLC, (collectively, the “Borrowers”) and CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 29, 2021)

(Back to Index)

(Back to Index)

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Duff & Phelps

99.2	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed February 5, 2021)

101.1

The following information from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows

ITEM 16.FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REIT, INC. (f/k/a RESOURCE REAL ESTATE OPPORTUNITY REIT II, INC.)

March 25, 2021	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert C. Lieber	Director	March 25, 2021
ROBERT C. LIEBER

/s/ Gary Lichtenstein	Director	March 25, 2021
GARY LICHTENSTEIN

/s/ Thomas J. Ikeler	Director	March 25, 2021
THOMAS J. IKELER

/s/ Lee Shlifer	Director	March 25, 2021
LEE SHLIFER

/s/ Andrew Ceitlin	Director	March 25, 2021
ANDREW CEITLIN

/s/ Alan F. Feldman	Chief Executive Officer, President and Director	March 25, 2021
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Thomas C. Elliott	Chief Financial Officer, Executive Vice President and Treasurer	March 25, 2021
THOMAS C. ELLIOTT	(Principal Financial Officer)

/s/ Steven R. Saltzman	Chief Accounting Officer, and Vice President (Principal Accounting Officer)	March 25, 2021
STEVEN R. SALTZMAN

(Back to Index)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Resource REIT, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2 to the financial statements, the Company periodically evaluates its investments in rental properties for impairment indicators. The review considers factors such as operating income, market and other applicable trends, as well as the effects of leasing demand. Additionally, for a separate purpose, the Company engaged a third-party to prepare an estimate of the fair value of its rental properties as of January 28, 2021. The Company compared these values to its December 31, 2020 carrying value and concluded that there was no indication that the carrying values of the Company’s investments in rental properties were not recoverable as of December 31, 2020. We identified the evaluation of events or changes in circumstances that indicate rental properties may be impaired as a critical audit matter.

Auditing the Company's process to evaluate long-lived assets for impairment was complex due to the high degree of subjectivity in determining whether indicators of impairment were present, including the fair value of the rental properties as determined by the Company’s third-party specialist.

Our audit procedures to address this critical audit matter included the following procedures, among others:

(Back to Index)

(Back to Index)

•

We evaluated the reasonableness of management’s impairment indicator analysis through discussions with management and through performing an independent trend analysis on property net operating income, occupancy and market rents.

•

We tested the reasonableness of the rental property valuations utilized by management in its impairment analysis, which involved the assistance of professionals with specialized skill and knowledge. This included evaluating the appropriateness of the valuation methodology used by the Company’s specialist and comparing the fair value estimates to recent market transactions for similar properties.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2012.

Philadelphia, Pennsylvania

March 25, 2021

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Investments:
Rental properties, net	$700,905	$735,530

Cash	63,487	39,647
Restricted cash	9,475	6,534
Subtotal - cash and restricted cash	72,962	46,181
Tenant receivables	301	107
Due from related parties	—	297
Prepaid expenses and other assets	2,255	2,109
Operating lease right-of-use assets	12	38
Total assets	$776,435	$784,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$580,114	$547,875
Accounts payable and accrued expenses	4,402	6,435
Accrued real estate taxes	5,508	5,029
Due to related parties	1,915	432
Tenant prepayments	618	634
Security deposits	1,651	1,513
Distribution payable	—	5,993
Operating lease liabilities	12	38
Total liabilities	594,220	567,949

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	1	1
Common stock (par value $.01; 1,000,000,000 shares authorized, 60,026,513 and 60,094,623 issued and outstanding, respectively)	599	600
Additional paid-in capital	527,644	528,464
Accumulated other comprehensive loss	(231)	(189)
Accumulated deficit	(345,798)	(312,563)
Total stockholders’ equity	182,215	216,313
Total liabilities and stockholders’ equity	$776,435	$784,262

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$85,810	$85,681	$87,256

Expenses:
Rental operating - expenses	15,518	13,205	14,411
Rental operating - payroll	7,334	7,682	7,943
Rental operating - real estate taxes	11,728	11,316	11,992
Subtotal - Rental operating expenses	34,580	32,203	34,346
Acquisition costs	—	—	30
Transaction expenses	3,732	—	—
Management fees	12,894	13,208	13,728
General and administrative	8,339	7,586	8,155
Loss on disposal of assets	215	219	522
Depreciation and amortization expense	40,195	39,599	41,424
Total expenses	99,955	92,815	98,205
Loss before net gain on disposition	(14,145)	(7,134)	(10,949)
Net gain on disposition of property	—	20,619	—
(Loss) income before other income (expense)	(14,145)	13,485	(10,949)
Other income (expense):
Interest income	14	223	157
Insurance proceeds in excess of cost basis	—	225	115
Interest expense	(19,093)	(25,877)	(24,764)
Net loss	(33,224)	(11,944)	(35,441)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(42)	190	65
Comprehensive loss	$(33,266)	$(11,754)	$(35,376)

Weighted average common shares outstanding, basic and diluted	60,227	60,728	61,110

Basic and diluted net loss per common share	$(0.55)	$(0.20)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, at January 1, 2018	60,782	$606	50	$1	$534,683	$(444)	$(204,186)	$330,660
Common stock issued through distribution reinvestment plan	2,397	24	—	—	20,669	—	—	20,693
Distributions declared	—	—	—	—	—	—	(36,634)	(36,634)
Common stock redemptions	(1,800)	(18)	—	—	(15,859)	—	—	(15,877)
Designated derivatives, fair value adjustment	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	(35,441)	(35,441)
Balance, at December 31, 2018	61,379	$612	50	$1	$539,493	$(379)	$(276,261)	$263,466
Common stock issued through distribution reinvestment plan	1,754	18	—	—	14,706	—	—	14,724
Distributions declared	—	—	—	—	—	—	(24,358)	(24,358)
Common stock redemptions	(3,038)	(30)	—	—	(25,735)	—	—	(25,765)
Designated derivatives, fair value adjustment	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	(11,944)	(11,944)
Balance, at December 31, 2019	60,095	$600	50	$1	$528,464	$(189)	$(312,563)	$216,313
Common stock issued through distribution reinvestment plan	371	4	—	—	3,127	—	—	3,131
True-up of prior year cash distributions declared	—	—	—	—	—	—	(11)	(11)
Common stock redemptions	(439)	(5)	—	—	(3,947)	—	—	(3,952)
Designated derivatives, fair value adjustment	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(33,224)	(33,224)
Balance, at December 31, 2020	60,027	$599	50	$1	$527,644	$(231)	$(345,798)	$182,215

The accompanying notes are an integral part of these consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(33,224)	$(11,944)	$(35,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	215	219	522
Net gain on disposition of property	—	(20,619)	—
Casualty gain	4	552	—
Depreciation and amortization	40,195	39,599	41,424
Amortization of deferred financing costs	1,398	1,104	1,318
Amortization of mortgage premiums	(111)	(113)	(116)
Change in fair value of interest rate caps	95	—	55
Changes in operating assets and liabilities:
Tenant receivables	(194)	(33)	14
Due from related parties	297	(240)	—
Prepaid expenses and other assets	(130)	(1)	(2)
Due to related parties	1,483	(151)	46
Accounts payable and accrued expenses	751	2,008	(1,414)
Accrued real estate taxes	479	(1,473)	(599)
Tenant prepayments	(16)	16	67
Security deposits	138	98	158
Net cash provided by operating activities	11,380	9,022	6,032

Cash flows from investing activities
Proceeds from disposal of property, net of closing costs	—	32,882	—
Capital expenditures	(7,297)	(8,156)	(15,097)
Net cash (used in) provided by investing activities	(7,297)	24,726	(15,097)

Cash flows from financing activities:
Redemptions of common stock	(3,952)	(25,765)	(15,877)
Payment of deferred financing costs	—	(445)	(503)
Increase in borrowings	37,797	8,946	17,439
Repayments on borrowings	(8,121)	(5,760)	(4,660)
Purchase of interest rate caps	(153)	(11)	(66)
Distributions paid on common stock	(2,873)	(12,520)	(16,175)
Net cash provided by (used in) financing activities	22,698	(35,555)	(19,842)

Net increase (decrease) in cash and restricted cash	26,781	(1,807)	(28,907)
Cash and restricted cash at beginning of year	46,181	47,988	76,895
Cash and restricted cash at end of year	$72,962	$46,181	$47,988

Reconciliation of cash and restricted cash
Cash	$63,487	$39,647	$40,175
Restricted cash	9,475	6,534	7,813
Cash and restricted cash at end of year	$72,962	$46,181	$47,988

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource REIT, Inc. (f/k/a Resource Real Estate Opportunity REIT II, Inc.) (the “Company”) was organized in Maryland on September 28, 2012. The Company launched an initial public offering in February 2014, the primary portion of which terminated in February 2016.  The Company continues to offer shares pursuant to its distribution reinvestment plan at a purchase price equal to 95% of the estimated net asset value per share.  The Company has adopted a fiscal year ending December 31.

Prior to the execution of the REIT I Merger Agreement (as defined below), on September 8, 2020, Resource Real Estate Opportunity REIT, Inc. ("REIT I"), a non-traded real estate investment trust ("REIT") sponsored by Resource America, Inc. (“RAI”), the Company’s initial sponsor, entered into a series of transactions to become self-managed (the “Self-Management Transaction”) and succeeded to the advisory, asset management and property management arrangements in place for the Company. Accordingly, the sponsor of the Company changed from RAI to Resource Real Estate Opportunity OP, LP, the operating partnership of REIT I, while the REIT I Merger (defined below) was pending.

Following the Self-Management Transaction, Resource Real Estate Opportunity Advisor II, LLC (the “Advisor”) is indirectly owned by REIT I.  Prior to September 8, 2020, the Advisor was an indirect wholly-owned subsidiary of RAI.  Pursuant to the advisory agreement initially entered into in February 2014 and renewed annually thereafter but prior to the occurrence of the REIT I Merger, the Advisor has acted as the Company's external advisor and manages the Company's day-to-day operations and its portfolio of real estate investments and provides asset-management, marketing, investor relations and other administrative services on the Company's behalf, all subject to the supervision of the Company's board of directors. The advisory agreement was amended and restated on September 8, 2020.

RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III”). Prior to September 8, 2020, C-III controlled the Advisor, Resource Securities LLC ("Resource Securities"), the Company's dealer manager, and Resource Real Estate Opportunity Manager II, LLC (the "Manager"), the Company's property manager. C-III also controlled all of the shares of the Company's common stock held by RAI and the Advisor.

As of December 31, 2020, a total of 60,026,513 shares, including shares purchased by the Advisor and shares issued through the distribution reinvestment plan, remain outstanding. As of December 31, 2020, the Company had issued 10,197,726 shares valued at $88.5 million pursuant to its distribution reinvestment plan.

The Company’s objective is to take advantage of the multifamily investing and lending platforms available to it to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company may acquire or originate commercial real estate debt secured by apartments. The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2014. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also operates its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, the Company entered into merger agreements (as described herein) to acquire each of REIT I and Resource Apartment REIT III, Inc. (“REIT III”) in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into the Company’s wholly owned subsidiary. The REIT I Merger (as defined below) and the REIT III Merger (as defined below) are referred to collectively herein as the Mergers. Each of the Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.  The Mergers were effective as of January 28, 2021.

Effective as of the close of the REIT I Merger, the Company acquired the Advisor and is a self-managed REIT.  Much of the historical information regarding the Company’s structure and agreements presented in this Note 1 and throughout the rest

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

of these Notes to Consolidated Financial Statements has materially changed as a result of the Mergers, but did apply as of December 31, 2020.

Based on an evaluation of the relevant factors and the guidance in Accounting Standards Codification (‘‘ASC’’) 805, Business Combinations, all of which required significant management judgment, the entity in the Mergers considered the acquirer for accounting purposes (REIT I) is not the legal acquirer (The Company). In order to make this determination, various factors have been analyzed, including which entity issued its equity interests, relative voting rights, existence of minority interests (if any), control of the board of directors, management composition, relative size, transaction initiation, and other factors such as operational structure, and relative composition of employees, and other factors. The strongest factors identified were the relative size of the companies and management composition. Based on financial measures, REIT I is a larger entity than the Company and REIT III. REIT I has more common stock outstanding at a higher net asset value than the Company and REIT III and upon the consummation of the Mergers will be issued more shares of the Company than are currently held by the Company’s stockholders or than will be issued to REIT III stockholders in the REIT III Merger. Based on these factors, REIT I was concluded to be the accounting acquirer.

REIT I Merger

On September 8, 2020, the Company, RRE Opportunity OP II, LP (“OP II”), Revolution I Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub I”), REIT I, and Resource Real Estate Opportunity OP, LP (“OP I”), entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Effective January 28, 2021, REIT I merged with and into Merger Sub I, with Merger Sub I surviving as direct, wholly-owned subsidiary of the Company (the “REIT I Company Merger”) and OP I merged with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I ceased. At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) converted into the right to receive 1.22423 shares of the Company’s common stock, and each issued and outstanding share of REIT I’s convertible stock converted into the right to receive $0.02 in cash (without interest).

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

REIT III Merger

On September 8, 2020, the Company, OP II, Revolution III Merger Sub, LLC (“Merger Sub III”), the Company’s wholly-owned subsidiary, REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as its direct, wholly-owned subsidiary (the “REIT III Company Merger”) and (ii) OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of the Company’s common stock. At the effective time of the REIT III Partnership Merger, each common unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of the Company’s common stock issued in the REIT III Company Merger, a common unit of partnership interest was issued to the Company by OP II.

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2020; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Executed short-term rent relief plans that are outstanding at December 31, 2020 are not significant in terms of either number of requests or dollar value.

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

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings II, LLC	N/A	N/A	N/A
RRE Opportunity OP II, LP	N/A	N/A	N/A
RRE Oak Hill Holdings, LLC ("Oak Hill")	N/A (1)	N/A	N/A
RRE Bear Creek Holdings, LLC ("Bear Creek")	Adair off Addison	152	Dallas, TX
RRE Buckhead Holdings, LLC ("Buckhead")	Uptown Buckhead	216	Atlanta, GA
RRE Farrington Holdings, LLC ("Farrington")	Crosstown at Chapel Hill	411	Chapel Hill, NC
RRE Mayfair Chateau Holdings, LLC ("Mayfair Chateau")	The Brookwood	274	Homewood, AL
RRE Fairways of Bent Tree Holdings, LLC ("Fairways of Bent Tree")	Adair off Addison Apartment Homes	200	Dallas, TX
RRE Montclair Terrace Holdings, LLC ("Montclair Holdings")	Montclair	188	Portland, OR
RRE Spalding Crossing Holdings, LLC ("Spalding Crossing")	1000 Spalding Crossing	252	Atlanta, GA
RRE Grand Reserve Holdings, LLC ("Grand Reserve")	Grand Reserve	319	Naperville, IL
RRE Canterwood Holdings, LLC ("Canterwood")	Verdant Apartment Homes	216	Boulder, CO
RRE Fox Ridge Holdings, LLC ("Fox Ridge")	Arcadia Apartment Homes	300	Centennial, CO
RRE Riverlodge Holdings, LLC ("Riverlodge")	Ravina Apartment Homes	498	Austin, TX
RRE Breckenridge Holdings, LLC ("Breckenridge")	81 Fifty at West Hills Apartment Homes	357	Portland, OR
RRE Santa Rosa Holdings, LLC ("Santa Rosa")	The Palmer at Las Colinas	476	Irving, TX
RRE Windbrooke Holdings, LLC ("Windbrooke Crossing")	Windbrooke Crossing	236	Buffalo Grove, IL
RRE Woods Holdings, LLC ("The Woods of Burnsville")	The Woods of Burnsville	400	Burnsville, MN
RRE Indigo Creek Holdings, LLC ("Indigo Creek")	Indigo Creek	408	Glendale, AZ
RRE Martin's Point Holdings, LLC ("Martin's Point"	Martin's Point	256	Lombard, IL
		5,159

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2020, the Company had $73.1 million of deposits at various banks, $64.9 million

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

of which were over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Contractual Obligations

The Company leases equipment under leases with varying expiration dates through 2023. As of December 31, 2020, the total payments due under these obligations were approximately $12,000.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$12,000	$12,000	$—	$—	$—

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

As of December 31, 2020, the Company's real estate investments located in Texas, Illinois, Colorado, Oregon and Georgia represent approximately 19.5%, 19.0%, 15.6%, 14.1% and 9.0% of the portfolio. This makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.

Impairment of Long Lived Assets

The Company periodically evaluates its long-lived assets, primarily investments in rental properties, for impairment indicators. The review considers factors such as past and expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for permanent impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.

In conjunction with the Merger and for the Company’s annual estimated value per share calculation, the Company engaged with a third-party to provide the estimated fair value of its rental properties as of January 28, 2021. The Company compared these values to its carrying values and concluded that there was no indication that the carrying value of the Company’s investments in real estate were not recoverable as of December 31, 2020. There were no impairment losses recorded on long lived assets during the years ended December 31, 2020, 2019 and 2018.

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business ("ASU No. 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions.  In most cases, the Company believes that acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building).   However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the screen is not met, and the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.

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

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, which is accounted for in accordance with ASC

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

842, Leases (“ASC 842”). The future minimum rental payments to be received from noncancelable operating leases are approximately $42.8 million and $674,775 for the years ending December 31, 2021 and 2022, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments, amenities, and revenue sharing arrangements for cable income from contracts with cable providers at the Company's properties (discussed below). A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records the utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.

The Company has revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2020 and 2019 is a contract liability related to deferred revenue from contracts with cable providers of approximately $499,000 and $573,000, respectively. The Company recognizes income from these contracts on a straight line basis over the contract period of 10 years to 12 years. During the years ended December 31, 2020 and 2019, approximately $102,000 and $138,000, respectively of revenue from the contract liability was recognized as income.

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

Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels.  This caused the Company to further evaluate collectability during the year ended December 31, 2020. During the years ended December 31, 2020 and 2019, the Company recorded approximately $333,000 and $44,000, respectively, of provisions for bad debts to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations and comprehensive loss. The age of the receivables included in the allowance balance at December 31, 2020 was: 21.9% less than 30 days past due, 20.8% 31-60 days past due, 1.3% 61-90 days past due and 56.0% over 90 days past due.

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

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2020 and 2019, the Company did not treat any of its subsidiaries as a TRS.
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

Earnings Per Share

Basic earnings (loss) per share is calculated on the basis of weighted-average common shares outstanding during the year. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 convertible shares (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2020 (were such date to represent the end of the contingency period).  For the year ended December 31, 2020 and 2019, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. On January 1, 2020, the Company adopted ASU No. 2016-13 and the adoption did not have a significant impact on its consolidated financial statements and disclosures.

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

In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU No. 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The Company early adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements and disclosures.

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

December 31, 2022. During the year ended December 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has not elected to apply the lease modification guidance to our leases. To date, the impact of lease concessions granted has not had a material effect on the financial statements. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

Accounting Standards Issued But Not Yet Effective

In August 2020, FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 addresses the complexity of guidance for certain financial (convertible) instruments with characteristics of liabilities and equity. ASU No. 2020-06 will be effective for the Company beginning January 1, 2022. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2020-06 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at December 31, 2020.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2020	2019	2018
Non-cash financing and investing activities:
Distributions on common stock declared but not yet paid	$—	$5,993	$8,878
Stock issued pursuant to distribution reinvestment plan	3,131	14,724	20,693
Accruals for construction in process	447	1,955	424
Repayments on borrowings through refinancing	98,694	24,469	72,845
Escrow deposits funded through refinancing	3,993	580	—
Deferred financing costs, interest, and fees funded through refinancing	2,852	—	—

Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	—	29,497	—

Cash paid during the period for:
Interest	$18,285	$24,930	$25,508

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, capital improvements, and other. A summary of the components of restricted cash follows (in thousands):

	December 31, 2020	December 31, 2019
Real estate taxes	$3,823	$3,956
Insurance	824	877
Capital improvements	1,570	1,380
Other	3,258	321
Total	$9,475	$6,534

Unrestricted cash designated for capital expenditures	$14,431	$21,706

NOTE 5 - RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$119,028	$119,028
Building and improvements	726,037	720,420
Furniture, fixtures and equipment	26,205	25,906
Construction in progress	1,127	1,955
	872,397	867,309
Less: accumulated depreciation	(171,492)	(131,779)
	$700,905	$735,530

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $40.2 million, $39.6 million, and $40.6 million, respectively.

NOTE 6 – DISPOSITION OF PROPERTY

The Company disposed of one property during the year ended December 31, 2019. There were no dispositions during the years ended December 31, 2020 or 2018. The following table presents details of the Company’s disposition activity during the year ended December 31, 2019 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Loss to Property Sold (1)
Overton Trails	Fort Worth, Texas	February 28, 2019	$64,000	$20,619	$1,143	$(249)

(1) Excludes net gain on disposition

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The gross value of acquired in-place leases totaled $17.3 million as of both December 31, 2020 and 2019, which was reported net of accumulated amortization of $17.3 million. For the year ended December 31, 2018, amortization expense was $813,000. Intangible assets were fully amortized as of both December 31, 2020 and 2019.

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2020				December 31, 2019
Collateral	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Premium, net	Deferred Financing Costs, net	Carrying Value
Uptown Buckhead	$18,876	$—	$(144)	$18,732	$19,264	$—	$(178)	$19,086
Crosstown at Chapel Hill	42,650	—	(264)	42,386	42,650	—	(325)	42,325
The Brookwood - Key Bank	16,632	83	(39)	16,676	17,063	186	(88)	17,161
The Brookwood - Capital One	2,517	6	(7)	2,516	2,566	14	(15)	2,565
Adair off Addison and Adair off Addison Apartment Homes	33,210	—	(317)	32,893	33,210	—	(380)	32,830
1000 Spalding Crossing	35,035	—	(329)	34,706	23,737	—	(113)	23,624
Montclair Terrace	19,479	—	(127)	19,352	19,958	—	(182)	19,776
Grand Reserve	47,845	—	(473)	47,372	47,845	—	(539)	47,306
Verdant Apartment Homes	47,146	—	(372)	46,774	36,913	—	(178)	36,735
Arcadia Apartment Homes	56,810	—	(494)	56,316	39,782	—	(195)	39,587
Ravina Apartment Homes	25,506	—	(93)	25,413	26,241	—	(165)	26,076
81 Fifty at West Hills Apartment Homes	50,708	—	(260)	50,448	51,833	—	(368)	51,465
The Palmer at Las Colinas	45,700	—	(370)	45,330	45,700	—	(437)	45,263
Windbrooke Crossing	36,437	—	(202)	36,235	37,222	—	(272)	36,950
Woods of Burnsville	36,918	—	(265)	36,653	37,744	—	(355)	37,389
Indigo Creek	39,498	—	(243)	39,255	40,402	—	(320)	40,082
Martin's Point	29,283	—	(226)	29,057	29,944	—	(289)	29,655
	$584,250	$89	$(4,225)	$580,114	$552,074	$200	$(4,399)	$547,875

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

	Maturity Date	Margin over LIBOR	Annual Interest Rate	Average Monthly Debt Service	Average Monthly Escrow
Uptown Buckhead	7/1/2025	2.22%	2.36%	$70	$55	(1)(3)(5)(9)
Crosstown at Chapel Hill	7/1/2025	1.77%	1.91%	106	68	(1)(3)(4)
The Brookwood - Key Bank	11/1/2021	—	4.73%	104	66	(2)(6)
The Brookwood - Capital One	11/1/2021	—	5.40%	16	—	(2)(6)
Adair off Addison and Adair off Addison Apartment Homes	5/1/2026	1.64%	1.78%	91	74	(1)(3)(4)(7)(9)
1000 Spalding Crossing	12/1/2027	—	2.51%	74	60	(2)(4)(8)
Montclair Terrace	6/1/2023	2.45%	2.59%	80	30	(1)(3)(6)(9)
Grand Reserve	5/1/2028	1.72%	1.86%	76	184	(1)(3)(4)
Verdant Apartment Homes	12/1/2027	—	2.57%	102	40	(2)(4)(8)
Arcadia Apartment Homes	12/1/2027	—	2.57%	123	43	(2)(4)(8)
Ravina Apartment Homes	5/1/2022	—	3.76%	144	148	(2)(6)
81 Fifty at West Hills Apartment Homes	7/1/2023	2.36%	2.50%	205	58	(1)(3)(6)(9)
The Palmer at Las Colinas	9/1/2026	2.11%	2.25%	104	156	(1)(3)(4)(9)
Windbrooke Crossing	1/1/2024	2.69%	2.83%	154	180	(1)(3)(6)
Woods of Burnsville	2/1/2024	2.13%	2.27%	145	95	(1)(3)(6)
Indigo Creek	5/1/2024	1.93%	2.07%	127	59	(1)(3)(6)
Martin's Point	11/1/2024	1.86%	2.00%	111	78	(1)(3)(6)

(1)	Variable rate based on one-month LIBOR of 0.14388% (as of December 31, 2020) plus a fixed margin
(2)	Fixed rate
(3)	Variable rate hedged with interest rate cap cash flow hedge
(4)	Monthly interest-only payment currently required
(5)	Monthly fixed principal plus interest payment required
(6)	Fixed monthly payment of principal and interest payment required
(7)	Originated during the year ended December 31, 2019 through refinancing
(8)	Originated during the year ended December 31, 2020 through refinancing
(9)	Loan refinanced with new credit facility in January 2021

On August 21, 2015, the Company recorded a fair value adjustment, which represented the fair value of the debt assumed over its principal amount in connection with The Brookwood Apartment Home acquisition. The fair value adjustment (premium) is amortized to interest expense over the term of the related mortgage loans using the effective interest method. As of December 31, 2020, the net unamortized mortgage premium of $89,307 was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

As of December 31, 2020, the weighted average interest rate of all the Company’s outstanding indebtedness was 2.44%

Mortgage notes are collateralized by liens on the assets of the respective properties as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

As of December 31, 2020 and 2019, the Company had $9.5 million and $6.5 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves (see Note 4).

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, and thereafter, is as follows (in thousands):

2021	$26,486
2022	33,110
2023	75,024
2024	136,526
2025	59,722
Thereafter	253,382
$584,250

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed these exceptions under the mortgage notes by executing a guarantee with respect to the properties. These exceptions are referred to as “carveouts.” In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to the lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.

The Company refinanced the loans on 1000 Spalding Crossing, Verdant Apartment Homes, and Arcadia Apartment Homes during the year ended December 31, 2020. The new loans for in the amounts of $35.0 million, $47.1 million and $56.8 million, respectively, and all three loans mature on December 1, 2027. Loss on extinguishment of debt of approximately $65,000, $132,000, and $145,000, respectively, was included in interest expense on the consolidated statement of operations for the year ended December 31, 2020. Prepayment penalties of approximately $233,000, $363,000, and $391,000, respectively, was included in interest expense on the consolidated statement of operations for the year ended December 31, 2020.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. As of December 31, 2020 and 2019, accumulated amortization of deferred financing costs was $3.7 million and $3.4 million respectively.  Amortization of deferred financing costs for the next five years ending December 31, and thereafter, are as follows (in thousands):

2021	$1,035
2022	927
2023	807
2024	527
2025	398
Thereafter	531
$4,225

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Net unrealized (loss) gain on derivatives
Balance, January 1, 2018	$(444)
Reclassification adjustment for realized loss on designated derivatives	130
Unrealized loss on designated derivatives	(65)
Balance, December 31, 2018	(379)
Reclassification adjustment for realized loss on designated derivatives	268
Unrealized loss on designated derivatives	(78)
Balance, December 31, 2019	(189)
Reclassification adjustment for realized loss on designated derivatives	95
Unrealized loss on designated derivatives	(137)
Balance, December 31, 2020	$(231)

NOTE 10 – RELATED PARTY TRANSACTIONS

Relationship with the Advisor

Prior to the Self-Management Transaction on September 8, 2020, the Company was externally managed and the Advisor was an indirect wholly-owned subsidiary of RAI. After the Self-Management Transaction, the Advisor became an indirect wholly-owned subsidiary of OP I, the operating partnership of REIT I. As a result of the REIT I Merger on January 28, 2021, the Company no longer has an external advisor.  See Note 16, Subsequent Events, for additional details.

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

The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the Conflicts Committee of the Company's Board of Directors. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below. As a result of the REIT I Merger on January 28, 2021, these fees are now eliminated:

Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments. Pursuant to the Advisory Agreement, the Advisor agreed to waive an acquisition fee and debt financing fee in connection with the REIT III Merger.  No such waiver was sought with respect to the REIT I Merger because, if owed, it would be paid with OP II funds to an entity that would then be wholly-owned by OP II.

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

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

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

General liability coverage:  The Company (with other properties directly managed by RAI) has an insured and dedicated limit for the general liability policy of $1.0 million per occurrence. Total claims are limited to $2.0 million per premium year. In excess of these limits, the Company participates (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident. This policy will expire on March 1, 2021.

Internal audit fees. REIT I performs internal audit services for the Company.  Prior to the Self-Management Transaction, RAI performed internal audit services for the Company.

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

Relationship with the Manager

The Manager manages real estate properties and coordinates the leasing of and manages construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Manager. Prior to the Self-Management Transaction on September 8, 2020, the Manager was an indirect wholly-owned subsidiary of RAI. After the Self-Management Transaction, the Manager is an indirect wholly-owned subsidiary of Resource Real Estate Opportunity OP, LP.  See Note 16, Subsequent Events, for additional details.  As a result of the REIT I Merger on January 28, 2021, these fees are now eliminated:

Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments. The Manager subcontracts certain services to an unaffiliated third-party and pays for those services from its property management fee.  After the REIT I Merger on January 28, 2021, the Company continues to subcontract certain services from the same unaffiliated third-party.

Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment. No debt servicing fees were earned during the years ended December 31, 2020, 2019 and 2018.

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates may pay certain shared operating expenses on behalf of the Company. The Company is obligated to reimburse the Manager or other affiliates for such shared operating expenses.

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following tables (in thousands):

	December 31, 2020	December 31, 2019
Due from related parties:
RAI - self-insurance funds held	$—	$33
Operating expense reimbursements	—	264
	—	$297

Due to related parties:
Advisor:
Operating expense reimbursements	1,588	6
Manager:
Property management fees	327	328
Operating expense reimbursements	—	96
Properties
Meridian	—	2
	$1,915	$432

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

	Years Ended
	December 31,
	2020	2019	2018
Fees earned / expenses incurred:
Advisor
Asset management fees (1)(6)(7)	$9,081	$9,374	$9,840
Debt financing fees (2)(11)	184	39	78
Disposition fees (3)	—	274	—
Operating expense reimbursements (4)(9)	3,902	3,462	3,708
Internal audit (10)	106	—	—

Manager
Property management fees (1)(8)	$3,813	$3,834	$3,888
Construction management fees (5)	352	255	859
Construction payroll reimbursements (5)	—	63	121
Operating expense reimbursements (4)	—	70	201

(1)	Included in Management fees on the consolidated statements of operations and comprehensive loss.
(2)	Included in Mortgage notes payable, net on the consolidated balance sheets.
(3)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive loss.
(4)	Included in General and administrative on the consolidated statements of operations and comprehensive loss.
(5)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(6)	Net with acquisition fees returned as a result of capital expense reallocation.
(7)	After the Self-Management Transaction on September 8, 2020, $2.9 million of this balance was earned by OP I.
(8)	After the Self-Management Transaction on September 8, 2020, $1.2 million of this balance was earned by OP I.
(9)	After the Self-Management Transaction on September 8, 2020, $1.5 million of this balance was earned by OP I.
(10)	After the Self-Management Transaction on September 8, 2020, approximately $33,000 of this balance was earned by OP I.

(11) After the Self-Management Transaction on September 8, 2020, approximately $184,000 of this balance was earned by OP I.

NOTE 11 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10,000,000 shares of its $0.01 par value preferred stock. As of both December 31, 2020 and 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

As of December 31, 2020, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

(2)

the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

As of December 31, 2020, no Triggering Events had occurred or were probable to occur.

Common Stock

As of December 31, 2020, the Company had an aggregate of 60,026,513 shares of $0.01 par value common stock outstanding, including the Advisor's additional purchase of 117,778 shares of common stock for $1.1 million, as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through initial public offering	55,791,297	$556,197
Shares issued through stock distributions	246,365	—
Shares issued through distribution reinvestment plan	10,197,726	88,479
Advisor's initial investment, net of 5,000 share conversion	15,000	150
Total	66,250,388	$644,826
Shares redeemed and retired	(6,223,875)
Total shares outstanding	60,026,513

Redemptions

During the year ended December 31, 2020, the Company redeemed shares of common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	—	—	—	(2)
February 2020	—	—	—	(2)
March 2020	140	$8.77	140	(2)
April 2020	—	—	—	(2)
May 2020	—	—	—	(2)
June 2020	120	$9.08	260	(2)
July 2020	—	—	—	(2)
August 2020	—	—	—	(2)
September 2020	—	—	—	(2)
October 2020	—	—	—	(2)
November 2020	—	—	—	(2)
December 2020	179	$9.08	439	(2)

(1)	All purchases of equity securities by the Company in the year ended December 31, 2020 were made pursuant to the Company's share redemption program.
(2)	The Company currently limits the dollar value and number of shares that may be repurchased under the program, as discussed below.

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

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

Effective November 22, 2020, the share redemption program was suspended except for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (collectively, “special redemptions”). On September 8, 2020, the share redemption program was fully suspended in connection with signing the merger agreements with respect to the REIT I Merger and the REIT III Merger and subsequently resumed with respect to special redemptions on October 22, 2020.  While the partial suspension of the share redemption program is in effect, the Company will only accept requests for redemption in connection with a special redemption and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

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

Distributions

For the year ended December 31, 2020, the Company paid aggregate distributions of $6.0 million including $2.9 million of distributions paid in cash and $3.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Authorization Date	Per Common Share	Record Dates	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
December 11, 2019	$0.001095890	December 31, 2019 through January 30, 2020	January 31, 2020	$1,074	$968	$2,042
December 11, 2019	$0.001095890	January 31, 2020 through February 27, 2020	February 28, 2020	965	883	1,848
December 11, 2019	$0.001095890	February 28, 2020 through March 30, 2020	March 31, 2020	1,092	1,022	2,114
				$3,131	$2,873	$6,004

The Company announced on March 30, 2020 that it was suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the impact of the COVID-19 pandemic on its operations.

The following is a reconciliation of total aggregate distributions paid to total distributions declared for the year ended December 31, 2020 (in thousands):

Total aggregate distributions paid	$6,004
Less: distribution payable at December 31, 2019	(5,993)
Add: distribution payable at December 31, 2020	—
True-up of prior year cash distributions declared	$11

Distributions are payable in cash or reinvested in shares of common stock at the discretion of the shareholder.

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

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

Derivatives (interest rate caps) which are reported at fair value in the consolidated balance sheets are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Interest rate caps	$—	$25	$—	$25
	$—	$25	$—	$25

December 31, 2019
Assets:
Interest rate caps	$—	$9	$—	$9
	$—	$9	$—	$9

Interest rate caps included in Prepaid expenses and other assets on the consolidated balance sheets.

The outstanding balance and estimated fair value of the Company’s mortgage notes payable are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable	$584,250	$576,693	$552,074	$545,249

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2020, such derivatives were used to hedge the variable cash flows, indexed to USD-London InterBank Offered Rate ("LIBOR"), associated with an existing variable-rate loan agreement.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $83,099 will be reclassified as an increase to interest expense.

As of December 31, 2020, the Company had the following outstanding interest rate derivatives (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional	Maturity Dates
Interest rate caps	11	$405,264	July 1, 2021 through September 1, 2024

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

Asset Derivatives				Liabilities Derivatives
December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$25	Interest rate caps	$9	—	$—	—	$—

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

Interest rate caps are included in prepaid expenses and other assets on the consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019		December 31, 2020	December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative for the Years Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income for the Years Ended
Interest rate caps	$137	$(95)	Interest expense	$(95)	$(285)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations. As of December 31, 2020, the Company has not posted any collateral related to these agreements.

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

Operating expenses for the four fiscal quarters ended December 31, 2020 exceeded the charter-imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the non-recurring nature of the expenses incurred during the year ended December 31, 2020 in connection with the mergers with REIT I and REIT III.

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2020	March 31	June 30	September 30	December 30
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$21,407	$21,353	$21,411	$21,639
Net loss	$(7,926)	$(6,863)	$(9,369)	$(9,066)
Basic and diluted net loss per common share	$(0.13)	$(0.11)	$(0.16)	$(0.15)

Quarterly Results for 2019	March 31	June 30	September 30	December 30
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$21,959	$21,222	$21,312	$21,188
Net income (loss)	$11,697	$(8,109)	$(8,688)	$(6,844)
Basic and diluted net income (loss) per common share	$0.19	$(0.13)	$(0.14)	$(0.12)

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except for the following:

Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, the Company entered into merger agreements (as described herein) to acquire each of REIT I and REIT III in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into its wholly owned subsidiary. Each of the Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.  The Mergers were effective as of January 28, 2021 and upon consummation of the Mergers, the Company owns 51 properties in 15 states, comprising a total of 14,995 multifamily units.

REIT I Merger

On September 8, 2020, the Company, OP II, Revolution I Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub I”), REIT I, and OP I, entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Effective January 28, 2021, REIT I merged with and into Merger Sub I, with Merger Sub I surviving as direct, wholly-owned subsidiary (the “REIT I Company Merger”) and OP I merged with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I ceased.

At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) converted into the right to receive 1.22423 shares of the Company’s common stock, and each issued and outstanding share of REIT I’s convertible stock converted into the right to receive $0.02 in cash (without interest).

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

REIT III Merger

On September 8, 2020, the Company, OP II, Revolution III Merger Sub, LLC (“Merger Sub III”), the Company’s wholly-owned subsidiary, REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as its direct, wholly-owned subsidiary (the “REIT III Company Merger”) and (ii) OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of the Company’s common stock.

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of the Company’s common stock issued in the REIT III Company Merger, a common partnership unit was issued to the Company by OP II.

Employment Agreements

In connection with the REIT I Merger, the Company assumed from REIT I, the employment agreements dated September 8, 2020 for the following executive officers: Alan F. Feldman, Chief Executive Officer and President, Thomas C. Elliott, Executive Vice President, Chief Financial Officer and Treasurer, and Michele (“Shelle”) R. Weisbaum, Senior Vice President and Chief Legal Officer. The Company assumed REIT I’s obligations under the employment agreements in their entirety. Information about the REIT I employment agreements is included under Item 5.02 in the Current Report on Form 8-K for REIT I as filed with the SEC on September 11, 2020.  In addition, the employment agreements for Messrs. Feldman and Elliott and Ms. Weisbaum were filed as exhibits to the Current Report on Form 8-K filed by the Company on January 29, 2021.

Long-Term Incentive Plan

As of the effective time of the REIT I Merger, the Company assumed the 2020 Long-Term Incentive Plan of REIT I as amended to replace all references to REIT I to the Company.  In addition, upon the effective time of the REIT I Merger, the shares of restricted stock of REIT I granted to Alan F. Feldman, Thomas C. Elliott, Steven R. Saltzman and Michele R. Weisbaum under the 2020 Long-Term Incentive Plan of REIT I were cancelled and converted into the right to receive 1.22423 shares of the Company’s common stock. Each such share of common stock issued has, and is subject to, the same terms and conditions (including with respect to vesting) set forth in the 2020 Long-Term Incentive Plan of REIT I (which has been assumed and adopted by the Company as its own) and the related restricted stock agreements as in effect immediately prior to the REIT I Merger. The terms of the restricted stock are described under Item 5.02 in the Current Report on Form 8-K for REIT I as filed with the SEC on September 11, 2020. In addition, a copy of the form of restricted stock agreement (time based) is filed as an exhibit to the Company’s Current Report on Form 8-K filed by the Company on January 29, 2021 and a copy of the form of restricted stock agreement (performance based) is filed as an exhibit to the Company’s Current Report on Form 8-K filed by the Company on February 23, 2021. The compensation committee of the board of directors granted time-based and performance-based equity incentive awards to employees of The Company, including its executive officers effective February 17, 2021.

Structured Credit Facility Transaction

On January 28, 2021, subsidiaries of the Company (collectively, “Borrower”) entered into a structured credit facility transaction with CBRE Multifamily Capital, Inc. for delivery of loans and/or advances to Fannie Mae (the “Facility”) for a term of 15 years (the “Facility Termination Date”). Pursuant to the terms of the loan documents for the Facility, the lender agreed to make fixed advances and variable advances to Borrower during the term of the Facility provided that Borrower satisfies certain customary conditions as set forth in the Facility loan documents (the “Loan Documents”), including debt service coverage tests

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2020

and loan-to-value tests. The fixed advances in the Facility may have terms not less than five or more than 15 years from the closing of such advance and variable advances in the Facility may have terms not less than five or more than 10 years from the closing of such advance. All advances must have maturity dates that do not exceed the Facility Termination Date. Borrower has the option to convert variable advances to fixed advances beginning on the first day of the second year of the variable advance term and ending seven years prior to the Facility Termination Date, subject to the satisfaction of customary requirements set forth in the Loan Documents.

The Facility is non-recourse to the Borrower except for the customary exceptions to non-recourse provisions of the Loan Documents (“carve-outs”). The Borrower’s obligations for the carve-outs are guaranteed solely by the Borrowers. The Company is the key principal under the Facility and as such must continue to indirectly own an interest in each Borrower and is subject to certain transfer restrictions with respect to its ownership interest in each Borrower as provided in the Loan Documents. In addition, the Facility contains customary representations and warranties, financial and other covenants, events of default and remedies typical for this type of facility.

The initial advance of $495.2 million under the Facility occurred on January 28, 2021 and is secured by mortgages on the following twelve multifamily properties located in Arizona, Colorado, Georgia, Oregon and Texas: Estates at Johns Creek, Heritage Pointe, Providence in the Park, South Lamar Village, Verona Apartments, Westside, 81 Fifty at West Hills, Adair off Addison I & II, Montclair Terrace, Palmer at Las Colinas, and Uptown Buckhead. The mortgages contain cross-collateralization and cross-default provisions so a default on a single property could affect multiple properties securing the Facility. The proceeds from the initial advance were used to refinance or pay off $462.0 million of the Borrower’s debt. Additional information about the initial advance is as follows:

Advance	Loan Amount	Term (years)	Interest Only	Total Rate	Payments
Fixed Advance 1	$ 235,205,000	10	Yes	2.79%	Monthly
Fixed Advance 2	$ 235,205,000	7	Yes	2.62%	Monthly
Variable Advance 1	$ 24,760,000	10	Yes	2.15%	Monthly

Amended and Restated Share Redemption Program

On February 3, 2021, the Board of Directors of the Company (the “Board’) adopted the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”) pursuant to which, subject to significant conditions and limitations of the program, stockholders can have their shares repurchased by the Company. The Amended SRP provides that redemptions will continue to be made quarterly but in an amount not to exceed proceeds from the sale of shares in the DRP in the immediately preceding calendar quarter; provided that, for any quarter in which no DRP proceeds are available, the funding limitation for the quarter will be set by the Board upon ten business days’ notice to stockholders. As there were no DRP proceeds for the fourth quarter of 2020, the Board has set the funding limitation for redemptions in the first quarter of 2021 at $2.0 million.  Additional changes to the share redemption program in the Amended SRP clarify the timing of redemption procedures.  The share redemption program remains suspended except with respect to redemptions sought up on a stockholder’s death, disability, or confinement to a long-term care facility (each as defined in the Amended SRP).

Distributions Declared

On February 3, 2021, the Board authorized a quarterly distribution for the first quarter of 2021 in the amount of $0.07 per share of common stock to stockholders of record as of the close of business on March 30, 2021, which the Company expects to pay on March 31, 2021. Investors may choose to receive cash distributions or purchase additional shares through the DRP.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Real estate owned:
Residential	$—	$9,149	$3,402	$12,551	$(4,655)	1980	6/4/2014
Dallas, Texas
Residential	18,876	31,856	5,114	36,970	(8,990)	1989	3/30/2015
Atlanta, Georgia
Residential	42,650	45,653	8,415	54,068	(13,715)	1990	5/19/2015
Chapel Hill, North Carolina
Residential	19,149	30,003	7,420	37,423	(9,388)	1968	8/21/2015
Homewood, Alabama
Residential	33,210	20,667	3,349	24,016	(6,077)	1979	8/27/2015
Dallas, Texas
Residential	35,035	40,194	5,268	45,462	(10,415)	1995	9/24/2015
Atlanta Georgia
Residential	19,479	32,130	3,789	35,919	(7,555)	2004	10/29/2015
Portland, Oregon
Residential	47,845	66,213	6,051	72,264	(14,648)	1991	12/18/2015
Naperville, Illinois
Residential	47,146	64,181	4,373	68,554	(11,072)	1997	12/18/2015
Boulder, Colorado
Residential	56,810	59,059	5,938	64,997	(12,807)	1984	1/22/2016
Centennial, Colorado
Residential	25,506	55,466	7,338	62,804	(13,807)	2001	3/23/2016
Austin, Texas
Residential	50,708	80,155	6,024	86,179	(15,510)	1985	5/17/2016
Portland, Oregon
Residential	45,700	68,454	8,216	76,670	(14,948)	1991	6/28/2016
Irving, Texas
Residential	36,437	47,817	1,509	49,326	(7,320)	1986	12/22/2016
Buffalo Grove, Illinois
Residential	36,918	49,775	1,695	51,470	(8,494)	1984	12/23/2016
Burnsville, Minnesota
Residential	39,498	54,057	1,740	55,797	(7,876)	1998	4/4/2017
Glendale, Arizona
Residential	29,283	37,205	722	37,927	(4,215)	1989	10/31/2017
Lombard, Illinois
	$584,250	$792,034	$80,363	$872,397	$(171,492)

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Investments in real estate:
Balance at beginning of the year	$867,309	$912,534	$898,729
Improvements, etc.	7,297	8,156	15,486
Disposals during the year	(2,209)	—	—
Dispositions during the year	—	(53,381)	(1,681)
Balance at end of year	$872,397	$867,309	$912,534

Accumulated Depreciation:
Balance at beginning of year	$(131,779)	$(101,933)	$(61,758)
Depreciation	(40,195)	(39,599)	(40,611)
Disposals	482	9,753	436
Balance at end of year	$(171,492)	$(131,779)	$(101,933)

(Back to Index)