Form 10-Q
period 2021-03-31
Resource REIT, Inc.
filed 2021-05-13
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55430

Resource REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	88-0854717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, 17th Floor, Philadelphia, PA 19103

(Address of principal executive offices) (Zip code)

(215) 231-7050

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company., or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2021, there were 157,849,273 shares of common stock of Resource REIT, Inc., $0.01 par value per share, outstanding.

(Back to Index)

RESOURCE REIT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Factors that could cause actual results to differ materially from these expectations include, but are not limited to, the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Explanatory Note Regarding Financial Information

In connection with the REIT I Merger described below in Note 1, Resource REIT, Inc. (f/k/a Resource Real Estate Opportunity REIT II, Inc.) (“REIT II”) was the legal acquirer and Resource Real Estate Opportunity REIT, Inc. (“REIT I”) was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the REIT I Merger reflects results of the combined entity, and the financial information set forth herein prior to the REIT I Merger reflects REIT I’s results. For this reason, period to period comparisons may not be meaningful. See Note 1, Nature of Business and Organization, for defined terms.

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

RESOURCE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments:
Rental properties, net	$2,177,683	$897,975
Identified intangible assets, net	5,427	5
Total investments	2,183,110	897,980
Cash	147,078	70,015
Restricted cash	21,541	14,769
Subtotal- cash and restricted cash	168,619	84,784
Due from related parties	37	2,763
Tenant receivables, net of allowance of $1,729 and $774, respectively	1,038	516
Prepaid expenses and other assets	12,098	6,000
Goodwill	154,935	154,935
Operating lease right-of-use assets	3,026	3,180
Total assets	$2,522,863	$1,150,158
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,582,382	$825,986
Accounts payable and accrued expenses	15,943	12,677
Accrued real estate taxes	13,548	7,370
Due to related parties	4,897	20,245
Tenant prepayments	1,980	1,210
Security deposits	5,101	2,860
Operating lease liabilities	3,046	3,190
Total liabilities	$1,626,897	$873,538
Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01; 1,000,000,000 shares authorized; 157,849,273 and 86,075,442 shares issued and outstanding (including 1,046,614 and 790,272 of unvested restricted shares, respectively)	1,578	861
Convertible stock; par value $.01; 50,000 shares authorized; 50,000 and 49,935 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,265,367	618,074
Accumulated other comprehensive income (loss)	4	(391)
Accumulated deficit	(497,338)	(469,736)
Total stockholders' equity	769,612	148,809
Noncontrolling interest	126,354	127,811
Total equity	895,966	276,620
Total liabilities and equity	$2,522,863	$1,150,158

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental income	$53,400	$33,376
Property management fee income - related parties	342	—
Asset management fee income - related parties	833	—
Other revenue	37	—
Total revenues	54,612	33,376
Expenses:
Property operating expenses	14,811	9,184
Real estate taxes	7,225	4,388
Acquisition costs	—	113
Property management fees - third party	1,642	—
Management fees - related party	—	4,583
Casualty loss	300	151
General and administrative	9,096	2,686
Loss on disposal of assets	110	109
Depreciation and amortization expense	23,103	13,161
Total expenses	56,287	34,375
Loss before other income (expense)	(1,675)	(999)
Other income (expense):
Interest expense	(14,532)	(7,880)
Interest income	15	58
Insurance proceeds in excess of cost basis	18	—
Total other income (expense)	(14,499)	(7,822)
Loss before income taxes	(16,174)	(8,821)
Provision for income taxes	(203)	—
Net loss	$(16,377)	$(8,821)
Allocation of income to preferred unit holders	(1,120)	—
Net loss after preferred unit distributions	(17,497)	(8,821)
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	59	—
Less: Net loss attributable to noncontrolling interest	865	—
Net loss attributable to common stockholders	$(16,573)	$(8,821)

Weighted average common shares outstanding	135,252	85,292
Basic and diluted loss per common share:
Net loss per common share	$(0.12)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(16,377)	$(8,821)
Other comprehensive income:
Reclassification adjustment for realized loss on designated derivatives	45	44
Designated derivatives, fair value adjustments	372	54
Total comprehensive loss	(15,960)	(8,723)
Allocation of income to preferred unit holders	(1,120)	—
Total comprehensive loss after allocation to preferred unit holders	(17,080)	(8,723)
Net loss attributable to noncontrolling interest	865	—
Allocation of income to preferred unit holders attributable to noncontrolling interest	59	—
Total other comprehensive income attributable to noncontrolling interest	(22)	—
Comprehensive loss attributable to noncontrolling interest	902	—
Comprehensive loss attributable to common stockholders	$(16,178)	$(8,723)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	86,076	$861	50	$1	$618,074	$(391)	$(469,736)	$148,809	$127,811	$276,620
Merger	71,222	712	—	—	644,563	—	—	645,275	—	645,275
Common stock issued through the distribution reinvestment plan	289	3	—	—	2,487	—	—	2,490	—	2,490
Issuance of restricted stock	568	5	—	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,022	—	—	3,022	—	3,022
Distributions declared	—	—	—	—	—	—	(11,029)	(11,029)	(555)	(11,584)
Common stock redemptions	(306)	(3)	—	—	(2,774)	—	—	(2,777)	—	(2,777)
Allocation of income to preferred unit holders	—	—	—	—	—	—	(1,061)	(1,061)	(59)	(1,120)
Other comprehensive income	—	—	—	—	—	395	—	395	22	417
Net loss	—	—	—	—	—	—	(15,512)	(15,512)	(865)	(16,377)
Balance at March 31, 2021	157,849	$1,578	50	$1	$1,265,367	$4	$(497,338)	$769,612	$126,354	$895,966

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	85,045	$850	50	$1	$616,310	$(218)	$(434,128)	$182,815	$—	$182,815
Common stock issued through the distribution reinvestment plan	717	7	—	—	6,078	—	—	6,085	—	6,085
Distributions declared	—	—	—	—	—	—	(10,449)	(10,449)	—	(10,449)
Common stock redemptions	(34)	(1)	—	—	(300)	—	—	(301)	—	(301)
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Net loss	—	—	—	—	—	—	(8,821)	(8,821)	—	(8,821)
Balance at March 31, 2020	85,728	$856	50	$1	$622,088	$(120)	$(453,398)	$169,427	$—	$169,427

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,377)	$(8,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	110	109
Casualty (gains)/ losses, net of insurance proceeds received	—	12
Loss on extinguishment of debt	1,462	—
Depreciation and amortization	23,103	13,161
Amortization of deferred financing costs	1,053	396
Amortization of debt premium (discount)	522	(82)
Realized loss on change in fair value of interest rate cap	45	44
Stock-based compensation	3,022	—
Accretion of discount and direct loan fees and costs	—	(6)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(156)	(23)
Deposits	—	1
Prepaid expenses and other assets	481	(3,740)
Due to/from related parties, net	1,106	551
Accounts payable and accrued expenses	(1,444)	(3,679)
Tenant prepayments	(966)	(141)
Security deposits	140	36
Net cash provided by (used in) operating activities	12,101	(2,182)
Cash flows from investing activities:
Cash acquired in connection with the Merger, net of acquisition costs	76,858	—
Insurance proceeds received for casualty losses	—	131
Capital expenditures	(2,165)	(1,792)
Principal payments received on loans held for investment	—	4
Payment of consideration related to Self-Management Transaction	(15,375)	—
Net cash provided by (used in) investing activities	59,318	(1,657)
Cash flows from financing activities:
Redemptions of common and convertible stock	(2,777)	(301)
Payment of deferred financing costs	(4,340)	—
Borrowings on mortgages	33,202	—
Principal repayments on mortgages	(3,366)	(2,578)
Purchase of interest rate caps	(116)	(15)
Distributions paid on common stock	(9,067)	(4,364)
Distributions paid to preferred unit holders	(1,120)	—
Net cash provided by (used in) financing activities	12,416	(7,258)
Net increase (decrease) in cash and restricted cash	83,835	(11,097)
Cash and restricted cash at beginning of period	84,784	61,838
Cash and restricted cash at end of period	$168,619	$50,741
Reconciliation of cash and restricted cash
Cash	$147,078	$43,854
Restricted cash	21,541	6,887
Cash and restricted cash at end of period	$168,619	$50,741

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource REIT, Inc., formerly known as Resource Real Estate Opportunity REIT II, Inc. (“REIT II”) was organized in Maryland on September 28, 2012. REIT II launched an initial public offering in February 2014, the primary portion of which terminated in February 2016.

Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, REIT II entered into merger agreements (as described herein) to acquire each of Resource Real Estate Opportunity REIT, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into one of REIT II’s wholly owned subsidiaries. The REIT I Merger (as defined below) and the REIT III Merger (as defined below) are referred to collectively herein as the Mergers. Each of the Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.  The Mergers became effective as of January 28, 2021.

REIT I Merger

On September 8, 2020, REIT II, RRE Opportunity OP II, LP (“OP II”), Revolution I Merger Sub, LLC, a wholly-owned subsidiary of REIT II (“Merger Sub I”), REIT I, and Resource Real Estate Opportunity OP, LP (“OP I”), entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Effective January 28, 2021, REIT I merged with and into Merger Sub I, with Merger Sub I surviving as direct, wholly-owned subsidiary of REIT II (the “REIT I Company Merger”) and OP I merged with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving the REIT I Partnership Merger. At such time, the separate existence of REIT I and OP I ceased. At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) converted into the right to receive 1.22423 shares of REIT II’s common stock, and each issued and outstanding share of REIT I’s convertible stock converted into the right to receive $0.02 in cash (without interest).

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

REIT III Merger

On September 8, 2020, REIT II, OP II, Revolution III Merger Sub, LLC, a wholly-owned subsidiary of REIT II (“Merger Sub III”), REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as its direct, wholly-owned subsidiary (the “REIT III Company Merger”) and OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of REIT II’s common stock. At the effective time of the REIT III Partnership Merger, each common unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of the REIT II’s common stock issued in the REIT III Company Merger, a common unit of partnership interest was issued to the REIT II by OP II.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Effective as of the close of the REIT I Merger, REIT II acquired Resource Real Estate Opportunity Advisor II, LLC and Resource Real Estate Opportunity Advisor, LLC (the “Former Advisor”) and became a self-managed REIT. In connection with the Mergers, REIT II was the legal acquirer and REIT I was the accounting acquirer for financial reporting purposes, as discussed in Note 6, Rental Properties. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects REIT I’s results. For this reason, period to period comparisons may not be meaningful.

Unless the context requires otherwise, all references to the “Company,” “we,” “our,” and “us” herein mean REIT I and one or more of REIT I’s subsidiaries for periods prior to the Mergers, and REIT II and one or more of REIT II’s subsidiaries for periods following the Mergers. Certain historical information of REIT II is included for background purposes.

On September 8, 2020, REIT I, entered into a series of transactions to become self-managed (the “Self-Management Transaction”) as further described in Note 3, Self-Management Transaction, and succeeded to the advisory, asset management and property management arrangements in place for the Company.

As of March 31, 2021, a total of 157.8 million shares, including shares issued through the distribution reinvestment plan, remain outstanding. In addition, the noncontrolling interests own 7.5 million common operating partnership units and 319,965 Series A Preferred operating partnership units, as further described in Note 3, Self-Management Transaction.

The Company’s objective is to make investments in apartment communities to provide investors with growing cash flow and increasing asset values.  The Company has acquired and may continue to acquire underperforming apartments which it will renovate and stabilize in order to increase rents.

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2014.  The Company also operates its business in a manner intended to permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The REIT I consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2020. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Amended Current Report filed by REIT II on April 8, 2021. The results of operations for the three months ended March 31, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021.  The Company has adopted a fiscal year ending December 31.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2021; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Executed short-term rent relief plans that are outstanding at March 31, 2021 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic,

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Concentration of Risk

At March 31, 2021, the Company's real estate investments in Texas, Georgia, Illinois, and Colorado represented 24%, 14%, 10%, and 10%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

Adoption of New Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848).” ASU No. 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Accounting Standards Issued But Not Yet Effective

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 addresses the complexity of guidance for certain financial (convertible) instruments with characteristics of liabilities and equity. ASU No. 2020-06 will be effective for the Company

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

beginning January 1, 2022. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2020-06 to have a material effect on its consolidated financial statements and disclosures.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2021 and December 31, 2020, the Company had no rental properties included in assets held for sale.

Rental Properties

The Company records acquired rental properties at fair value on the acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight-line method. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related lease

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Construction management fees (further discussed in Note 11) are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

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

In conjunction with the Mergers, and for the Company’s annual estimated value per share calculation of the combined company following the Mergers, a third-party was engaged to provide the estimated fair value of our rental properties as of January 28, 2021. The Company compared these values to its carrying values and concluded that there was no indication that the carrying value of the Company’s investments in real estate were not recoverable as of March 31, 2021. There were no impairment losses recorded on long-lived assets during the three months ended March 31, 2021 and 2020.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Allocation of the Purchase Price of Acquired and Foreclosed Assets

Acquisitions that do not meet the definition of a business under FASB ASU No. 2017-01 are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered business combinations, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.

Upon the acquisition of real properties, the Company allocates the purchase price of properties to acquired tangible assets consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.

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

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if it were vacant.  Management’s estimates of value are determined by independent appraisers (e.g., discounted cash flow analysis).  Factors to be considered in the analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The total amount of other intangible assets acquired is further allocated to customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant.  Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing relationships with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company amortizes the value of in-place leases to expense over the average remaining term of the underlying leases.  The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

The determination of the fair value of assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables.  The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three months ended March 31, 2021.

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease, which is accounted for in accordance with ASC 842, Leases (“ASC 842”).

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $104.6 million and $1.3 million for the 12-month periods ending March 31, 2022 and 2023, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $499,000, $412,000, $348,000, $284,000, and $198,000 for the 12-month periods ending March 31, 2022 through March 31, 2026, respectively, and $1.3 million thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments and amenities, and revenue sharing arrangements for cable income from contracts with cable providers at the Company's properties (discussed below). A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records the utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.

The Company has revenue sharing arrangements for cable income from contracts with cable providers at the Company’s properties.  Included in accrued expenses and other liabilities on the consolidated balance sheets at March 31, 2021 and December 31, 2020 is a contract liability related to deferred revenue from contracts with cable providers of approximately $1.4 million and $760,000, respectively. The Company recognizes income on a straight-line basis over the contract period of 10 years to 12 years. In the three months ended March 31, 2021, approximately $57,000 of revenue from the contract liability was recognized as income.

Following the Self- Management Transaction described in Note 3 below through the date of the Mergers on January 28, 2021, the Company received asset management and property management fees from REIT II and REIT III. The monthly asset management fee was equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset held by REIT II and one-twelfth of 1.0% of the appraised value of each asset held by REIT III, without deduction for depreciation, bad debts or other non-cash reserves. The monthly property management fee was calculated based on 4.5% of the gross monthly receipts from REIT II and REIT III’s properties. The Company recognized revenue for both asset and property management fees as earned on a monthly basis. The Company had determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for asset and property management services are satisfied as the services are rendered. The Company was compensated for its services on a monthly basis and these services represent a series of distinct daily services in accordance with ASC 606. As a result of the Mergers, these fees will no longer be paid.

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

Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels. As of March 31, 2021 and December 31, 2020, the Company recorded $1.7 million and $774,000 of allowance for bad debts, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental income

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

in the Company’s consolidated statements of operations. The total adjustment to rental and other property income for the three months ended March 31, 2021 was approximately $895,000. The age of the receivables included in the allowance balance at March 31, 2021 was:  12.3% less than 30 days past due, 16.4% 31-60 days past due, 18.5% 61-90 days past due and 52.8% over 90 days past due.

Leases

For operating leases where the Company is the lessor, the underlying leased asset is recognized as real estate on the balance sheet. The Company, as a lessor of multifamily apartment units, has nonlease components associated with these leases (i.e. common area maintenance, utilities, etc.). The Company combines nonlease component revenue streams and accounts for them as a combined component with leasing revenue.

For leases in which the Company is the lessee, primarily consisting of office leases, a parking lot lease, and office equipment leases, the Company recognizes a right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments. Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company’s consolidated balance sheets. The Company uses a market rate for equipment leases, when readily determinable, in calculating the present value of lease payments. Otherwise, the incremental borrowing rate is used. The operating lease ROU asset includes any lease payments and excludes lease incentives. Operating lease terms may include options to extend the lease when it is reasonably certain the lease will be extended. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income Taxes

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2014. To maintain its REIT qualification under the Code, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests.  As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from GAAP net income because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of March 31, 2021 and December 31, 2020, the Company treated one of its subsidiaries as a TRS.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

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

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2016 and prior.

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Distributions declared per common share assume each share was issued and outstanding each day during the period or based upon the two-class method, whichever is more dilutive.

  None of the shares of convertible stock (see Note 12) or unvested performance awards are included in the diluted earnings per share calculations, because the necessary conditions for conversion have not been satisfied as of March 31, 2021 (were such date to represent the end of the contingency period). Additionally, due to the loss for the three months ended March 31, 2021, the calculation of diluted earnings per share excludes 4,583 weighted average unvested restricted shares as their effect would be antidilutive.

Loss attributable to outstanding OP Common Units and OP Preferred Units are included in net loss attributable to noncontrolling interest, and therefore, excluded from the calculation of loss per common share, basic and diluted, for all periods presented.

Under the terms of the Amended and Restated Limited Partnership Agreement of OP II, OP Common Units, at the Company’s sole discretion, may be exchanged by issuing shares of the Company’s common stock for the Common Units based on conversion ratio which is initially one to one, but may be adjusted based on certain events. In addition, in the event of a listing of the shares of the Company’s common stock on a national securities exchange, beginning 180 days after the date of such listing, the holders of OP Preferred Units shall have the right to require the Company to purchase the OP Preferred Units in exchange for a number of listed shares of the Company’s common stock determined by dividing (i) the number of OP Preferred Units multiplied by the Redemption Price as of the date of the exchange by (ii) the volume-weighted average price of such listed shares over the 30-day period prior to the date of the exchange. The Company has estimated that approximately 7.5 million common shares that potentially could be issued for this conversion at March 31, 2021 were excluded from diluted earnings per share as their impact, including reflecting removal of the $1.1 million preferred distribution from the numerator would be antidilutive.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

NOTE 3 – SELF-MANAGEMENT TRANSACTION

On September 8, 2020, OP I, entered into the Self-Management Transaction with Resource PM Holdings LLC (“PM Holdings”), Resource NewCo LLC (“Advisor Holdings”), C-III Capital Partners LLC (“C-III” or “PM Contributor”), RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) (“Advisor Contributor” or “Resource Real Estate”) and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to OP I all of the membership interests in PM Holdings and Advisor Holdings and certain assets related to the business of PM Holdings and Advisor Holdings including 100% of the membership interests in PM Holdings and Advisor Holdings and $659,000 of leasehold improvements and furniture in exchange for approximately 6.2 million common operating partnership units (“OP Common Units”) and 319,965 Series A Preferred Units (“OP Preferred Units”) (collectively “OP Units”). Additional consideration included the following

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

deferred payments in cash: (i) $7.5 million paid upon the effectiveness of the Merger; (ii) six monthly payments of $2.0 million, totaling $12.0 million, for the six months following the closing of the Self-Management Transaction and (iii) 12 monthly payments of $625,000, totaling $7.5 million, for the 12 months following the closing of the Self-Management Transaction. At the time of the Merger, the OP Common Units converted into approximately 7.5 million OP Common Units; the participation rights of the OP Preferred Units increased to 391,711 OP Units.

As part of the Self-Management Transaction, REIT I paid outstanding obligations due to RAI of approximately $811,000, presented in the table below as “Net working capital” consisting primarily of $4.3 million in accrued management fees transferred to the Company as well as $150,000 of prepaid rent, software subscriptions, and security deposits.  Additionally, the Company assumed payroll liabilities of $2.9 million and $684,000 due to the third-party property manager, Greystar. The operating leases for office space in Philadelphia, Pennsylvania and Denver, Colorado were assumed.  In accordance with ASC 842, Leases, an operating lease right of use asset and liability were calculated and reflected as part of the Self-Management Transaction.

As part of the Self-Management Transaction, OP I hired the workforce currently responsible for the management and day-to-day real estate and accounting operations of the Company under the various agreements acquired.

As part of the Self-Management Transaction, REIT I recorded approximately $2.3 million of transaction costs during the year ended December 31, 2020.

Under the terms of the Self-Management Transaction, the following consideration was given in exchange (in thousands):

Fair value of OP Units issued	$128,200
Net working capital	811
Subsequent consideration	27,000
Net consideration	$156,011

The Self-Management Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date and transaction costs to be expensed. The fair value of the OP Units issued was based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval. The following table summarizes the purchase price allocation (dollars in thousands):

Assets:
Due from related parties	$4,299
Prepaid expenses and other assets	150
Goodwill	154,531
Property and equipment	659
Operating lease right-of-use assets	3,244
Total assets acquired	$162,883

Liabilities:
Other liabilities	3,628
Operating lease liabilities	3,244
Total liabilities assumed	6,872
Net assets acquired	$156,011

The allocation of the purchase price above required a significant amount of judgment and represented management’s best estimate of the fair value as of the acquisition date.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Goodwill

In connection with the Self-Management Transaction, the Company recorded goodwill of $154.5 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded represents the Company's management structure and its ability to generate additional opportunities for revenue and raise additional funds.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$2,490	$6,085
Repayments on borrowings through refinancing	461,968	—
Accruals for construction in progress	1,089	1,236
Merger:
Net assets acquired in REIT II Merger in exchange for common shares	$543,840	$—
Net assets acquired in REIT III Merger in exchange for common shares	101,435	—
Implied REIT I common stock issued in exchange for net assets acquired in Merger	645,275	—
Cash paid during the period for:
Interest	$9,589	$7,741

NOTE 5 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, debt service, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	March 31, 2021	December 31, 2020
Real estate taxes	$8,886	$7,910
Insurance	796	1,350
Debt service reserve	8,280	2,045
Capital improvements	3,579	3,464
Total	$21,541	$14,769

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

NOTE 6 - RENTAL PROPERTIES, NET

As of March 31, 2021, our investments in rental properties consisted of 51 apartment properties that contain 14,995 units. The following table summarizes our investments in rental properties:

	March 31, 2021	December 31, 2020
Land	$368,008	$196,355
Building and improvements	2,042,849	929,323
Furniture, fixtures and equipment	60,177	46,879
Construction in progress	2,511	1,374
	2,473,545	1,173,931
Less: accumulated depreciation	(295,862)	(275,956)
	$2,177,683	$897,975

Depreciation expense for the three months ended March 31, 2021 and 2020 was $20.2 million and $13.2 million, respectively.

Mergers

Both the REIT I Merger and the REIT III Merger (collectively the “Mergers”) were accounted for as asset acquisitions under ASC 805 as substantially all of the fair value of the gross assets acquired are Class B multifamily rental properties. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values.

Based on an evaluation of the relevant factors and the guidance in ASC 805, all of which required significant management judgment, the entity in the Mergers considered the acquirer for accounting purposes was not the legal acquirer. In order to make this determination, various factors were analyzed, including which entity issued its equity interests, relative voting rights, existence of minority interests (if any), control of the board of directors, management composition, relative size, transaction initiation, and other factors such as operational structure, and relative composition of employees, and other factors. The strongest factors identified were the relative size of the companies and management composition. Based on financial measures, REIT I was a larger entity than REIT II and REIT III. REIT I had more common stock outstanding at a higher net asset value than REIT II and REIT III and upon the consummation of the Mergers was issued more shares of REIT II than were held by REIT II stockholders or than were issued to REIT III stockholders in the REIT III Merger. REIT I also contained the management entity.  Based on these factors, REIT I was concluded to be the accounting acquirer.

The assets (including identifiable intangible assets) and liabilities of REIT II and REIT III as of the effective time of the respective Mergers were recorded at their respective relative fair values and added to those of REIT I. Transaction costs incurred by REIT I in connection with the Mergers were capitalized in the period in which the costs were incurred and services were received. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values based on appraisals and other methods. Intangible assets were recognized at their relative fair values in accordance with ASC 805.

The REIT I Merger was effected by each of REIT I’s 70.3 million issued and outstanding shares of common stock being converted into the right to receive 1.22423 shares (“REIT I Exchange Ratio”) of common stock of REIT II (“REIT II Common Stock”), for a total of 86.1 million newly issued shares of REIT II Common Stock. The 60.0 million issued and outstanding shares of REIT II Common Stock that were outstanding at the time of the Merger remain outstanding. As the REIT I Merger is considered a reverse acquisition, the total consideration transferred was computed on the basis of an estimated net asset value per share of the merged entity of $9.06 per share as of January 28, 2021, divided by the REIT I Exchange Ratio to compute the estimated REIT I value per share as of January 28, 2021 of approximately $11.09 per share. Consideration transferred is calculated as such (in thousands except share and per share data):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Merged entity estimated net asset value as of merger date	$9.06
REIT I exchange ratio	1.22423
REIT I estimated value per share as of January 28, 2021	$11.09

REIT II common stock outstanding as of January 28, 2021	60,026,513
REIT I exchange ratio	1.22423
Implied REIT I common stock issued as consideration	49,032,055
REIT I estimated value per share as of January 28, 2021	$11.09
Value of implied REIT I common stock issued as consideration	$543,840

The allocation of the values of the real estate and other assets and liabilities as of January 28, 2021, inclusive of $5.0 million in estimated capitalized transaction costs and elimination of intercompany balances between REIT I and REIT II, is as follows (in thousands):

Assets:
Land	$127,920
Building and improvements	940,630
Intangibles	6,765
Cash and restricted cash	67,563
Other assets	6,062
Total assets	$1,148,940

Liabilities:
Mortgage notes payable, net of $3.0 million discount)	580,676
Due to related parties	988
Accounts payable and other liabilities	18,456
Total liabilities	600,120

Fair value of net assets acquired	$548,820
Less: REIT I's Merger expenses	4,980
Fair value of net assets acquired, less REIT I's Merger expenses	$543,840

Although REIT I is the accounting acquirer, REIT II is the legal acquirer of both REIT III and REIT I.  As such, the 12.1 million issued and outstanding shares of REIT III common stock were converted into the right to receive 0.925862 newly issued shares REIT II Common Stock. Consideration transferred is calculated as such (in thousands except share and per share data):

REIT III common stock outstanding as of January 28, 2021	12,092,466
REIT III exchange ratio	0.925862
REIT II shares issued as consideration	11,195,955
REIT I exchange ratio	1.22423
Implied REIT I common stock issued as consideration	9,145,303
REIT I estimated value per share as of January 28, 2021	$11.09
Value of implied REIT I common stock issued as consideration	$101,435

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The allocation of the values of the real estate and other assets and liabilities as of January 28, 2021, inclusive of $929,000 in estimated capitalized transaction costs and elimination of intercompany balances between REIT I and REIT III, is as follows (in thousands):

Assets:
Land	$43,733
Building and improvements	184,400
Intangibles	1,609
Cash and restricted cash	22,969
Other assets	626
Total assets	$253,337

Liabilities:
Mortgage notes payable, net of $2.1 million premium)	147,191
Due to related parties	836
Accounts payable and other liabilities	2,946
Total liabilities	150,973

Fair value of net assets acquired	$102,364
Less: REIT I's Merger expenses	929
Fair value of net assets acquired, less REIT I's Merger expenses	$101,435

Valuation and Purchase Price Allocation

The Company obtained third party appraisals for all properties included in the Mergers which the Company utilized to allocate the purchase price based on the relative fair value. Land was valued based on similar (but not identical) transactions in the subject properties market with the appraiser making adjustments based on both qualitative and quantitative data (Level 3). The buildings were valued based on the “as-if-vacant” value which is estimated using an income, or discounted cash flow model, using market assumptions pertaining to, among other items, absorption period, lease-up costs, market rent, operating expenses and terminal capitalization and discount rates (Level 3). Capitalization rates used in the analysis ranged from 4.5% to 5.5% and discount rates ranged from 5% to 7.25%. Building improvements and furniture, fixtures and equipment were valued using the cost approach, in which the appraiser utilized Marshall Valuation Service as the source for the replacement cost and life estimates and included soft costs and entrepreneurial incentive.  The total cost estimates were depreciated based on the estimated effective ages of each asset compared to their anticipated lives. In place leases were valued using market rent estimates for units based on recently signed leases as well as market rents signed at competing properties.  A downtime estimate was then applied to each tenant based upon their market leasing assumption.  The lease in place value is calculated as the total market rent multiplied by the downtime of each tenant, aggregated by unit type (Level 3). Assumed debt was valued based on recently closed transactions and investor surveys for spreads and rates applicable to each property. The market interest rate was calculated using the most applicable treasury rate based on the remaining term of the debt and applying a market-derived spread (Level 3).

The revenue and net loss of the 23 properties (6,508 units) acquired in the Mergers is as follows for the three months ended March 31, 2021 (in thousands):

	REIT II	REIT III	Total
Revenue	$15,605	$3,867	$19,472
Net loss	$(4,977)	$(629)	$(5,606)

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Mergers and the Self–Management Transaction had been included in operations as of January 1, 2020 (in thousands, except per share data):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Revenue	$61,107	$239,902
Net loss	$(15,908)	$(63,951)
Net loss attributable to noncontrolling interests	$782	$3,285
Net loss attributable to common stockholders	$(16,246)	$(65,146)
Net loss to common stockholders per share, basic and diluted	$(0.10)	$(0.41)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $5.4 million and $5,000 as of March 31, 2021 and December 31, 2020, respectively, net of accumulated amortization of $30.1 million and $27.1 million, respectively.  Amortization of the antennae leases for the three months ended March 31, 2021 and 2020 was approximately $1,300 and $3,100, respectively.  Amortization of the in-place apartment unit rentals was $3.0 million and $0 for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the Company's expected amortization for the apartment unit and antennae leases for the next five 12-month periods ending March 31, and thereafter (in thousands):

2022	$5,427
2023	—
2024	—
2025	—
2026	—
Thereafter	—
$5,427

As of both March 31, 2021 and December 31, 2020, the Company had approximately $154.9 million of goodwill included on the consolidated balance sheets, respectively.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

On January 28, 2021, subsidiaries of the Company (collectively, “Borrower”) entered into a structured credit facility transaction with CBRE Multifamily Capital, Inc. for delivery of loans and/or advances to Fannie Mae (the “Facility”) for a term of 15 years (the “Facility Termination Date”). Pursuant to the terms of the loan documents for the Facility, the lender agreed to make advances at both fixed and variable rates to Borrower during the term of the Facility provided that Borrower satisfies certain customary conditions as set forth in the Facility loan documents (the “Loan Documents”), including debt service coverage tests and loan-to-value tests. The fixed rate advances in the Facility may have terms not less than five or more than 15 years from the closing of such advance and variable rate advances in the Facility may have terms not less than five or more than 10 years from the closing of such advance. All advances must have maturity dates that do not exceed the Facility Termination Date. Borrower has the option to convert variable rate advances to fixed rate advances beginning on the first day of the second year of the variable rate advance term and ending seven years prior to the Facility Termination Date, subject to the satisfaction of customary requirements set forth in the Loan Documents.

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

The initial advance of $495.2 million under the Facility occurred on January 28, 2021 and is secured by the following twelve multifamily properties located in Arizona, Colorado, Georgia, Oregon and Texas (including five properties formerly held by REIT II): Estates at Johns Creek, Heritage Pointe, Providence in the Park, South Lamar Village, Verona Apartments, Westside, 81 Fifty at West Hills, Adair off Addison I & II, Montclair Terrace, Palmer at Las Colinas, and Uptown Buckhead. The proceeds from the initial advance were used to refinance or pay off $462 million of the Company’s debt. Loans that were repaid in full were loans secured by Vista Apartment Homes, Cannery Lofts, Retreat at Rocky Ridge, Tech Center Square, and Aston at Cinco Ranch. The Company recorded $4.6 million extinguishment costs upon the refinance for the three months ended March 31, 2021 including $2.4 million in prepayment penalties.

Additional information about the initial advance is as follows (in thousands):

Collateral	Original Loan Amount	Maturity Date	Type	Annual Interest Rate	Average Monthly Debt Service
CBRE Credit Facility - Fixed Advance 1	$235,205	2/1/2031	Fixed	2.79%	$554
CBRE Credit Facility - Fixed Advance 2	$235,205	2/1/2028	Fixed	2.62%	$521
CBRE Credit Facility - Floating Advance	$24,760	2/1/2031	Floating (1)	2.11%	$45

(1) Floating rate based on 30-day average SOFR plus a fixed margin of 2.06%.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	March 31, 2021				December 31, 2020
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred Finance Costs, Net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred Finance Costs, Net	Carrying Value
Vista Apartment Homes	$—	$—	$—	$—	$13,934	$—	$(33)	$13,901
Cannery Lofts	—	—	—	—	13,071	—	(79)	12,992
Retreat at Rocky Ridge	—	—	—	—	10,988	—	(108)	10,880
Trailpoint at the Woodlands	17,321	—	(81)	17,240	17,401	—	(89)	17,312
The Westside Apartments	—	—	—	—	35,052	—	(246)	34,806
Tech Center Square	—	—	—	—	11,454	—	(70)	11,384
Verona Apartment Homes	—	—	—	—	32,862	—	(305)	32,557
Skyview Apartment Homes	28,168	—	(254)	27,914	28,307	—	(265)	28,042
Maxwell Townhomes	12,411	—	(20)	12,391	12,489	—	(26)	12,463
Meridian Pointe	38,158	—	(289)	37,869	38,405	—	(310)	38,095
Evergreen at Coursey Place	24,939	7	(7)	24,939	25,085	12	(12)	25,085
Pines of York	13,707	(39)	(7)	13,661	13,793	(53)	(10)	13,730
The Estates at Johns Creek	—	—	—	—	65,000	—	(501)	64,499
Perimeter Circle	26,115	—	(239)	25,876	26,115	—	(252)	25,863
Perimeter 5550	20,630	—	(219)	20,411	20,630	—	(231)	20,399
Aston at Cinco Ranch	—	—	—	—	21,549	—	(40)	21,509
Sunset Ridge	28,600	—	(295)	28,305	28,600	—	(307)	28,293
Calloway at Las Colinas	51,935	—	(401)	51,534	51,935	—	(416)	51,519
South Lamar Village	—	—	—	—	21,000	—	(251)	20,749
Heritage Pointe	—	—	—	—	24,257	—	(161)	24,096
The Bryant at Yorba Linda	75,165	—	(384)	74,781	75,415	—	(401)	75,014
Point Bonita Apartment Homes	25,130	701	(120)	25,711	25,250	772	(133)	25,889
Providence in the Park	—	—	—	—	45,411	—	(257)	45,154
Green Trails Apartment Homes	59,272	—	(319)	58,953	59,654	—	(345)	59,309
Terraces at Lake Mary	31,201	—	(188)	31,013	31,401	—	(201)	31,200
Courtney Meadows Apartments	26,374	—	(190)	26,184	26,543	—	(203)	26,340
Addison at Sandy Springs	22,284	—	(184)	22,100	22,427	—	(196)	22,231
Bristol at Grapevine	32,922	—	(232)	32,690	32,922	—	(247)	32,675
Crosstown at Chapel Hill	42,650	(759)	—	41,891	—	—	—	—
The Brookwood - Key Bank	16,517	153	—	16,670	—	—	—	—
The Brookwood - Capital One	2,504	—	—	2,504	—	—	—	—
1000 Spalding Crossing	35,035	—	—	35,035	—	—	—	—
Grand Reserve	47,845	(1,540)	—	46,305	—	—	—	—
Verdant Apartment Homes	47,146	—	—	47,146	—	—	—	—
Arcadia Apartment Homes	56,810	—	—	56,810	—	—	—	—
Ravina Apartment Homes	25,314	244	—	25,558	—	—	—	—
Windbrooke Crossing	36,212	356	—	36,568	—	—	—	—
Woods of Burnsville	36,683	(118)	—	36,565	—	—	—	—
Indigo Creek	39,242	(334)	—	38,908	—	—	—	—
Martin's Point	29,095	(351)	—	28,744	—	—	—	—
Bay Club	20,785	(229)	—	20,556	—	—	—	—
Tramore Village	32,625	(510)	—	32,115	—	—	—	—
Matthews Reserve	23,850	1,201	—	25,051	—	—	—	—
The Park at Kensington	21,760	1,062	—	22,822	—	—	—	—
Wimbledon Oaks	18,410	202	—	18,612	—	—	—	—
Summit	27,580	292	—	27,872	—	—	—	—
CBRE Credit Facility	495,170	—	(4,092)	491,078	—	—	—	—
	$1,589,565	$338	$(7,521)	$1,582,382	$830,950	$731	$(5,695)	$825,986

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of March 31, 2021:

Collateral	Maturity Date	Annual Interest Rate	Type (1)		Average Monthly Debt Service	Average Monthly Escrow
Trailpoint at the Woodlands	11/1/2023	2.52%	Float	(3)	$64	$43
Skyview Apartment Homes	10/1/2026	2.47%	Float	(2)	106	36
Maxwell Townhomes	1/1/2022	4.32%	Fixed	(4)	71	87
Meridian Pointe	8/1/2024	2.01%	Float	(2)	148	83
Evergreen at Coursey Place	8/1/2021	5.07%	Fixed	(4)	154	51
Pines of York	12/1/2021	4.46%	Fixed	(4)	80	30
Perimeter Circle	1/1/2026	1.61%	Float	(2)	46	47
Perimeter 5550	1/1/2026	1.61%	Float	(2)	36	35
Sunset Ridge	11/1/2027	2.45%	Float	(4)	60	34
Calloway at Las Colinas	12/1/2027	2.57%	Fixed	(4)	113	65
The Bryant at Yorba Linda	4/15/2027	2.36%	Float	(3)	240	—
Point Bonita Apartment Homes	10/1/2023	5.33%	Fixed	(4)	152	71
Green Trails Apartment Homes	6/1/2024	2.10%	Float	(2)	234	100
Terraces at Lake Mary	9/1/2024	2.02%	Float	(2)	121	62
Courtney Meadows Apartments	1/1/2025	1.95%	Float	(2)	100	70
Addison at Sandy Springs	5/1/2025	1.87%	Float	(2)	83	33
Bristol at Grapevine	5/1/2025	1.82%	Float	(2)	109	95
Crosstown at Chapel Hill	7/1/2025	1.88%	Float	(2)	127	70
The Brookwood - Key Bank	11/1/2021	4.73%	Fixed	(4)	105	50
The Brookwood - Capital One	11/1/2021	5.40%	Fixed	(4)	16	—
1000 Spalding Crossing	12/1/2027	2.51%	Fixed	(4)	74	60
Grand Reserve	5/1/2028	1.83%	Float	(2)	75	99
Verdant Apartment Homes	12/1/2027	2.57%	Fixed	(4)	102	40
Arcadia Apartment Homes	12/1/2027	2.57%	Fixed	(4)	123	43
Ravina Apartment Homes	5/1/2022	3.76%	Fixed	(4)	144	181
Windbrooke Crossing	1/1/2024	2.80%	Float	(2)	161	84
Woods of Burnsville	2/1/2024	2.24%	Float	(2)	148	95
Indigo Creek	5/1/2024	2.04%	Float	(2)	153	59
Martin's Point	11/1/2024	1.97%	Float	(2)	111	78
Bay Club	8/1/2024	1.98%	Float	(2)	80	57
Tramore Village	4/1/2025	1.91%	Float	(2)	115	61
Matthews Reserve	9/1/2025	4.47%	Fixed	(4)	106	35
The Park at Kensington	10/1/2025	4.36%	Fixed	(4)	92	48
Wimbledon Oaks	3/1/2026	4.33%	Fixed	(4)	67	63
Summit	7/1/2026	3.84%	Fixed	(4)	89	45

(1)Variable rate based on one-month LIBOR of 0.11113% (as of March 31, 2021) plus a fixed margin.

(2)Monthly interest-only payment currently required.

(3)Monthly fixed principal plus interest payment required.

(4)Fixed monthly principal and interest payment required.

Loans assumed as part of the Point Bonita Apartment Homes, Paladin (Evergreen at Coursey Place and Pines of York), Maxwell, and the Merger were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended March 31, 2021 and 2020, interest expense was increased by $522,000 and reduced by $82,000, respectively, for the amortization of the premium or discount.

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending March 31, and thereafter (in thousands):

2022	$84,695
2023	41,496
2024	125,955
2025	234,757
2026	225,629
Thereafter	877,033
$1,589,565

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts under mortgage notes, other than the notes with respect to the Credit Facility, by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2021 and 2020, $2.5 million and $396,000, respectively, of amortization of deferred financing costs was included in interest expense.  Accumulated amortization as of March 31, 2021 and December 31, 2020 was $4.2 million and $6.3 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter (in thousands):

2022	$1,321
2023	1,274
2024	1,227
2025	992
2026	770
Thereafter	1,937
$7,521

NOTE 9 - LEASES

As the lessee, the Company’s operating leases primarily consist of office leases, a parking lot lease and office equipment leases.  These operating leases have remaining terms ranging from less than one year to six years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability.  As of March 31, 2021, the payments due under the contractually-obligated portion of these leases totaled $3.2 million. The market rate is used for leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of March 31, 2021, the weighted average remaining lease term was 5.36 years and the weighted average discount rate was 2.23% for the Company’s operating leases. As of March 31, 2021, the Company included approximately $3.0 million in its consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities.

The Company’s lease expense related to the parking lot lease for both three months ended March 31, 2021 and 2020 was approximately $9,000 , which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the three months ended March 31, 2021 and 2020 was approximately $161,800 and $36,200 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending March 31, and thereafter (in thousands):

2022	$615
2023	586
2024	567
2025	576
2026	589
Thereafter	299
$3,232

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of the Company's accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

Balance, January 1, 2021	$(391)
Reclassification adjustment for realized loss on designated derivatives	45
Designated derivatives, fair value adjustments	372
Balance before noncontrolling interest	$26
Noncontrolling interest	(22)
Balance, March 31, 2021	$4

Balance, January 1, 2020	$(218)
Reclassification adjustment for realized loss on designated derivatives	44
Designated derivatives, fair value adjustments	54
Balance, March 31, 2020	$(120)

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with C-III and RAI

C-III and its subsidiary own approximately 7.5 million OP Common and 319,965 Preferred Units. Prior to the Self-Management Transaction, C-III controlled our Former Advisor as well as the external advisors to REIT II and REIT III, as indirect subsidiaries of RAI, and owned the property management entities for the Company, REIT II and REIT III.

On September 8, 2020, the Company entered into a Transitional Services Agreement with C-III, Advisor Contributor and RAI (the “Transitional Services Agreement”), pursuant to which, effective September 8, 2020 and for a one-year period, C-III provided, or will cause to be provided, to the Company and its affiliates and subsidiaries certain services in order to ensure an orderly transition and the continued conduct and operation of the advisory and property management business acquired by the Company in connection with the Self-Management Transaction. In connection with these services, the Company has paid C-III an agreed-upon monthly fee for each service provided, as well as reimbursement of out-of-pocket expenses incurred by C-III and RAI as a result of the provision of these services. C-III also reimbursed the Company for services provided by the Company’s employees to C-III during this period. In addition, C-III sublet from the Company a portion of the office space in Philadelphia until December 31, 2020.

Property loss policy.  The Company participated (with other properties directly or indirectly managed by RAI and C-III) in a catastrophic insurance policy, which covered claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

results.  This policy expired on March 1, 2021 and was replaced with similar coverage in the normal course of business independent of RAI and C-III.

General liability loss policy. The Company (with other properties directly managed by RAI) had an insured and dedicated limit for the general liability of $1,000,000 per occurrence.  Total claims were limited to $2.0 million per premium year.  In excess of these limits, the Company participated (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program.  Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident.  This policy expired on March 1, 2021 and was replaced with similar coverage in the normal course of business independent of RAI and C-III.

Internal audit. Prior to the Self-Management Transaction, RAI performed internal audit services for the Company.

Directors and officers liability insurance. Prior to the Self-Management Transaction in September 2020, the Company participated in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries. Thereafter until the effectiveness of the Merger, the Company participated in a liability insurance program for directors and officers coverage with REIT II and REIT III.

Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Former Advisor

In September 2009, the Company entered into an advisory agreement, which has been amended at various times thereafter (the “Advisory Agreement”), pursuant to which the Former Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's Board of Directors (“Board”).  The current term of the Advisory Agreement expires on September 11, 2021. Under the Advisory Agreement, the Former Advisor received fees and was reimbursed for its expenses as set forth below. Following the Self-Management transaction, the Company is no longer externally advised and these fees will not be paid:

Acquisition fees. The Company paid the Former Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.

Asset management fees. The Company paid the Former Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee was based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company did not own all or a majority of an asset and does not manage or control the asset.

Disposition fees.  The Former Advisor earned a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.

Debt financing fees.  The Former Advisor earned a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.

Expense reimbursements.  The Company also paid directly or reimbursed the Former Advisor for all of the expenses paid or incurred by the Former Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its ongoing distribution reinvestment plan offering.

Reimbursements also included expenses the Former Advisor incurred in connection with providing services to the Company, including the Company’s allocable share of costs for Former Advisor personnel and overhead, out of pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment.  However, the Company did not reimburse the Former Advisor or its affiliates for employee costs in connection with services for which the Former Advisor earned acquisition or disposition fees.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Following the Self-Management Transaction, REIT I, as the indirect owner of the advisor to REIT II and REIT III, received asset management fees, property management fees and debt financing fees from REIT II and REIT III until the Merger in January 2021.

Relationship with Resource Real Estate Opportunity Manager

Prior to the Self-Management Transaction, Resource Real Estate Opportunity Manager (the “Manager”) managed the Company's real estate properties and real estate-related debt investments and coordinated the leasing of, and managed construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.  The Manager is an indirect subsidiary of the Company.

Property management fees. Prior to the Self-Management Transaction, the Manager earned 4.5% of the gross receipts from the Company's properties, provided that for properties that were less than 75% occupied, the manager received a minimum fee for the first 12 months of ownership for performing certain property management and leasing activities.  The Manager subcontracted certain services to an unaffiliated third-party, Greystar, and paid for those services from its property management fee.

Construction management fees. The Manager earned a construction management fee of 5.0% of actual aggregate costs to construct improvements to, or to repair, rehab or reconstruct a property.

Debt servicing fees. The Manager earned a debt servicing fee of 2.75% on payments received from loans held by the Company for investment.

Information technology fees and operating expense reimbursement.  During the ordinary course of business, the Manager or other affiliates of RAI paid certain shared information technology fees and operating expenses on behalf of the Company for which they were reimbursed.

Relationship with ACRES Commercial Realty Corp. (“ACR”)

The Company provided office space and other office-related services to ACRES Commercial Realty Corp. (f/k/a Exantas Capital Corp.) under a sublease that was assigned from RAI which terminated on March 31, 2021. In addition, three employees of the Company provided internal audit services under an internal audit engagement letter that was assigned from RAI to Resource NewCo LLC, a subsidiary of the Company. Thomas C. Elliott, Chief Financial Officer, is a director of ACR.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	March 31, 2021	December 31, 2020
Due from related parties:
ACR
Internal audit services	37	—
REIT II
Management fees	—	327
Operating expense reimbursements	—	1,588
	—	1,915
REIT III
Management fees	—	79
Deferred organization and offering costs reimbursements	—	769
	—	848
	$37	$2,763
Due to related parties:
C-III/RAI
Self-Management Transaction consideration	3,750	19,125
Allocation of income to preferred unit holders	1,120	1,120
Participating common distribution	27	—
	4,897	20,245
	$4,897	$20,245

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended March 31,
	2021	2020
Fees earned / expenses paid to related parties:
Former Advisor (prior to 9/8/2020):
Acquisition costs (1)	$—	$113
Asset management fees (2)	—	3,091
Overhead allocation (3)	—	1,172
Internal audit (3)	—	28
Manager (prior to 9/8/2020):
Property management fees (2)	$—	$1,491
Construction management fees (4)	—	126
Debt servicing fees (2)	—	1
REIT II (prior to 1/28/2021):
Asset management fee income	$669	$—
Property management fee income	275	—
Operating expense reimbursements (3)	371	—
Internal audit (3)	8	—
REIT III (prior to 1/28/2021):
Asset management fee income	$164	$—
Property management fee income	67	—
C-III/RAI:
Transition services paid to C-III(3)	$2	$—
Preferred unit distributions	1,120	—
ACR
Internal audit	$37	$—
Sublease rent reimbursement (3)	30	—

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

(1)

Included in Acquisition Costs on the consolidated statements of operations. This amount represents the net acquisition fee paid to the Former Advisor during the three months ended March 31, 2020 for additional capital funding contributed to the properties.

(2)Included in Management fees on the consolidated statements of operations and comprehensive loss.

(3)Included in General and administrative on the consolidated statements of operations and comprehensive loss.

(4)Capitalized and included in Rental Properties, net on the consolidated balance sheets.

NOTE 12 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

Common Stock

As of March 31, 2021, the Company had an aggregate of 157,849,273 shares of its $0.01 par value common stock outstanding including 1,046,614 of unvested restricted shares.  In accordance with the Company’s distribution reinvestment plan (“DRP”), participants in the DRP acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of common stock. Commencing on March 31, 2021, participants acquire shares of the Company’s common stock under the plan at a price equal to $8.61 per share. The following table summarizes the activity (in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	28,103,423	271,434
Restricted shares issued to employees	1,358,255	—
Shares issued in conjunction with the Merger	14,724,323	—
Total	177,795,568	$1,574,016
Shares redeemed and retired	(19,946,295)
Total shares issued and outstanding as of March 31, 2021	157,849,273

Convertible Stock

As of December 31, 2020, REIT I had 49,935 of $0.01 par value convertible stock outstanding.  RAI owned 30,273 shares, affiliated persons owned 18,790 shares and outside investors owned 872 shares at December 31, 2020. The convertible stock would have converted into shares of the Company’s common stock upon the occurrence of certain events.  Upon the closing of the Merger, each share of REIT I Convertible Stock converted into the right to receive $0.02 in cash (without interest).

As of March 31, 2021, the Company had 50,000 shares of $0.01 par value convertible stock outstanding which were owned by the Company and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by Resource Real Estate Opportunity Advisor II, LLC, generally be converted into a number of shares of common stock equal to 1 / 50,000 of the quotient of:

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

As of March 31, 2021, no Triggering Event has occurred or was probable to occur.

Redemption of Securities

During the three months ended March 31, 2021, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2021	136,685	$9.08
February 2021	—	—
March 2021	169,112	9.08
	305,797

(1)	The shares redeemed in January 2021 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

Amended Share Redemption Program

On February 3, 2021, the Board adopted the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”) pursuant to which, subject to significant conditions and limitations of the program, stockholders of the Company can have their shares repurchased by the Company. The Amended SRP provides that redemptions will continue to be made quarterly but in an amount not to exceed proceeds from the sale of shares in the distribution reinvestment plan in the immediately preceding calendar quarter; provided that, for any quarter in which no distribution reinvestment plan proceeds are available, the funding limitation for the quarter will be set by the Board upon ten business days’ notice to stockholders. As there were no distribution reinvestment plan proceeds for the fourth quarter of 2020, the Board had set the funding limitation for redemptions in the first quarter of 2021 at $2.0 million.

Additional changes to the share redemption program in the Amended SRP clarify the timing of redemption procedures. The effective date of any redemption (the “Redemption Date”) will be the 15th day (or the next business day thereafter) of the last month of the calendar quarter. Redemption requests must be received by the Company no later than the last business day of the calendar month preceding the month in which the Redemption Date falls. Payment for shares redeemed will be made no later than five business days after the Redemption Date. In addition, the Amended SRP clarifies that stockholders eligible to have their shares repurchased by the Company include those who purchased their shares from REIT I or REIT III in their respective initial public offering and distribution reinvestment plans and do not include those stockholders who acquired their shares for value from another stockholder. The Amended SRP also removes any reference to the Former Advisor and its affiliates as the Company is now self-managed.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The share redemption program continues to remain partially suspended and, until the Board determines otherwise, the Company will continue to only consider redemption requests submitted in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility (each as described in the Amended SRP and collectively, “Special Redemptions”). While the share redemption program is partially suspended, the Company will only accept requests for Special Redemptions and all other requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

Distributions Paid to Common Stockholders

For the three months ended March 31, 2021, the Company paid common stockholders aggregate distributions of $11.0 million, including $2.5 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan and $8.5 million of distributions paid in cash as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Net Cash Distribution	Distributions Reinvested in Shares of Common Stock	Total Aggregate Distribution
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029

Share-Based Compensation

On September 8, 2020, the board of directors of REIT I adopted the Resource Real Estate Opportunity REIT, Inc. 2020 Long-Term Incentive Plan (the “2020 LTIP”). At the effective time of the REIT I Merger, the Company assumed the 2020 LTIP as amended to replace all references to REIT I to the Company. The purpose of the 2020 LTIP is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward certain eligible persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2020 LTIP allows for grants to the Company’s employees, consultants, and directors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. The maximum aggregate number of shares of common stock of the Company that may be issued pursuant to awards granted under the 2020 LTIP is 3.5 million shares.

In conjunction with the Self-Management Transaction in September 2020, officers and certain employees of REIT I were granted awards of restricted stock of the Company pursuant to the 2020 LTIP in the aggregate amount of 645,526 shares. Upon the REIT I Merger, these grants converted to 790,272 shares of the Company. The fair value of the shares granted as modified upon the REIT I Merger were estimated to be $9.08 per share. Of the awards granted, 779,102 shares of restricted stock are performance-based awards and vested 40%, or 311,641 shares, upon the completion of the REIT I Merger; and 60% will vest upon the completion of an initial public offering or a future liquidity event. The remaining 11,170 shares of restricted stock granted are time-based awards and will vest ratably over a three-year period. The Company recorded compensation expense in the three months ended March 31, 2021 related to these awards of approximately $3.0 million. Dividends on the performance-based awards of REIT I restricted stock will not be paid but will be accrued over the vesting period.

On February 17, 2021, the Compensation Committee (the “Committee”) of the Board of the Company approved performance-based long-term equity incentive awards pursuant to the Company’s 2020 Long-Term Incentive Plan.

The awards were granted effective February 17, 2021 (the grant date), and the number of shares of the Company’s common stock (the “Common Stock”) underlying the awards (that is, the number of shares corresponding to the dollar amounts described below) were determined based on the most recently approved estimated value per share of the Common Stock of $9.08 as approved by the Board on March 19, 2020.

After the actual amount of the performance-based award is determined (or earned), the earned shares will be fully vested and generally transferable. Dividends will be deemed to have accrued on all of the earned shares during the measuring period until the determination date. Such accrued dividends on earned shares will be paid to the awardee on the determination date. Thereafter, the awardee is entitled to receive dividends as declared and paid on the earned shares. The awardee will be entitled to vote the shares from the grant date.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The awards were designed to align the executive officers’ interests with those of the Company’s stockholders and are a significant component of overall executive officer compensation.

Employees were awarded 404,306 shares of three-year vesting restricted stock and the Company’s non-employee directors were awarded 28,632 shares of one-year vesting restricted stock during the three months ended March 31, 2021. The following table presents the changes in unvested restricted stock for the three months ended March 31, 2021:

	Performance Based Awards	Weighted Average Grant Date Fair Value	Time-Based Service Awards	Weighted Average Grant Date Fair Value	Total Awards
Unvested restricted shares, beginning of period	779,102		11,170		790,272
Granted	135,045	$9.08	432,938	$9.08	567,983
Vested	(311,641)		—		(311,641)
Unvested restricted shares, end of period	602,506		444,108		1,046,614

Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership, or OP Units, in which the Company is the general partner. General partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership.  OP units were issued as part of the Self-Management Transaction in September 2020.

The holders of OP Common Units, including PM Contributor and Advisor Contributor (together the “Contributors”), have the right to cause their operating partnership units to be redeemed by the OP or purchased by the Company for cash.  In either event, the cash amount to be paid will be equal to the cash value of the number of the Company’s shares that would be issuable if the OP Common Units were exchanged for shares of the Company’s common stock based on the conversion ratio set forth in Amended and Restated Operating Partnership Agreement. Alternatively, at the Company’s sole discretion, the Company may elect to purchase the OP Common Units by issuing shares of the Company’s common stock for the OP Common Units exchanged based on the conversion ratio set forth in Amended and Restated Operating Partnership Agreement. The conversion ratio is initially one to one, but may be adjusted based on certain events including: (i) if the Company declares or pays a distribution on its outstanding shares in shares of the Company’s common stock, (ii) if the Company subdivides its outstanding shares of common stock, or (iii) if the Company combines its outstanding shares of common stock into a smaller number of shares of common stock. These exchange rights may not be exercised, however, if and to the extent that the delivery of shares upon exercise would (1) result in any person owning shares of the Company’s common stock in excess of the Company’s aggregate stock ownership limit, (2) result in the Company’s shares of common stock being owned by fewer than 100 persons, (3) cause the OP to be “closely held” within the meaning of Section 856(h) of the Code, (4) it would cause the Company to own, directly or constructively, 9.9% or more of the ownership interests in a tenant within the meaning of Section 856(d)(2)(B) of the Code, (5) cause the Company to violate the Securities Act of 1933, as amended (the “Securities Act”), (6) it would require the Company to register shares of its common stock pursuant to the Securities Act, or (7) if the Company believes that the OP will be treated as a “publicly traded partnership” under Section 7704 of the Code, or if the Company no longer qualifies as a REIT.

In general, holders of OP Common Units may exercise their exchange rights at any time after one year following the date of issuance of their OP Common Units; however, the Contributors may not exercise their exchange rights with respect to the OP I Common Units they hold until such OP Common Units have been outstanding for at least two years.  A holder of OP Common Units may not deliver more than two exchange notices each calendar year and may not exercise an exchange right for less than 1,000 OP Common Units, unless such limited partner holds less than 1,000 units, in which case, such limited partner must exercise its exchange right for all of its OP Common Units.

With respect to distribution rights and rights upon liquidation, distribution or winding up of the OP, the OP Preferred Units rank senior to all classes and series of OP Common Units and any other class or series of OP Preferred Units.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

Each OP Preferred Unit is entitled to a 7.00% per annum preferred priority return on the stated value of each OP Preferred Unit commencing on the date of issuance and ending on the fifth anniversary of the date of issuance, and thereafter a 10.00% per annum preferred priority return on the stated value of each OP Preferred Unit (the “Priority Return”), as well as, with respect to such distribution period, the amount of distributions a holder of such OP Preferred Unit would be entitled to receive if such OP Preferred Units were treated as part of a single class of units with the Common Units with the right to participate in distributions pari passu with the Common Units (the “Preferred Return”).  In addition, upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the OP, the holders of OP Preferred Units are entitled to be paid out of the assets of the OP legally available for distribution, after payment or provision for the OP’s debts and other liabilities, a liquidation preference equal to the state value per unit plus any accrued but unpaid Priority Return and any accrued but unpaid Preferred Return.  Such liquidation preference shall be paid before the OP may pay any liquidating distributions to any holders of OP Common Units.

Except as described below, the OP Preferred Units are not redeemable by the OP prior to the first anniversary of the date of issuance.  Following such date, the holders of OP Preferred Units may elect to have up to 25% of the number of OP Preferred Units originally issued to such holder redeemed by the OP each year for the following four years.  Such redemption right shall be suspended at such time as the Company applies to list its shares of common stock on a national securities exchange, and shall terminate at such time as the national securities exchange approves the Company’s common stock for listing.  Upon the occurrence of a listing of the Company common stock on a national securities exchange, a change of control of the Company, or the second anniversary of the date of issuance, the OP may at its option redeem for cash all or a portion of the then-outstanding OP Preferred Units.  The redemption price to be paid in respect of a redemption of one OP Preferred Unit shall be an amount of cash equal to the stated value of such OP Preferred Unit, plus the value as of such date of one share of the Company’s common stock (as may be adjusted), plus any accrued but unpaid Priority Return and any accrued but unpaid Preferred Return (the “Redemption Price”).

In the event that the redemption right described above is terminated in connection with a listing of the shares of the Company’s common stock on a national securities exchange, beginning 180 days after the date of such listing, the holders of OP preferred units shall have the right to require the Company to purchase the OP Preferred Units in exchange for a number of listed shares of the Company’s common stock determined by dividing (i) the number of OP Preferred Units multiplied by the Redemption Price as of the date of the exchange by (ii) the volume-weighted average price of such listed shares over the 30-day period prior to the date of the exchange.

The OP Preferred Units generally will not have any voting rights; however, unless (i) fewer than 12.5% of the number of OP Preferred Units originally issued remain outstanding, (ii) the holders of a majority of the then-outstanding OP Series A Preferred Units consent, or (iii) an additional class or series of OP Preferred Units is being issued in connection with the full redemption of the OP Preferred Units, the OP shall not issue any class or series of OP Preferred Units with distribution rights and rights upon liquidation, distribution or winding up of the OP senior to the OP Preferred Units.

Investor Rights Agreement

On September 8, 2020, the Company, the OP, C-III and RAI entered into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, C-III and RAI (or any successor holder) has the right (i) with respect to Common Units of the OP, after September 8, 2022, and (ii) with respect to OP Preferred Units, after 180 days from the date the Company lists its common stock on a national securities exchange (the “Lock-Up Expiration”), to request the Company to register for resale under the Securities Act of 1933, as amended, all or part, but not less than 50%, of the shares of the Company’s common stock issued or issuable to such holder. The Company will use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form.  The Company will cause such registration statement to become effective as soon as reasonably practicable thereafter.  The Investor Rights Agreement also grants C-III and RAI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.

In addition, the Investor Rights Agreement grants C-III and RAI (or any successor holder) the right, together, to designate one individual to be included on the slate of directors to be voted on by the stockholders of the Company (the “Investor Nominee”).  Until C-III and RAI beneficially own, in the aggregate, less than 12.5% of the OP Preferred Units issued by the OP in connection with the Contribution Agreement, C-III and RAI, together, shall have the right to designate the Investor Nominee, subject to approval of the Company’s board of directors, or any committee of the Company’s board of directors authorized to approve board of directors nominees. The parties to the Investor Rights Agreement acknowledged and

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

agreed that the term of the Investor Nominee designated pursuant to the Investor Rights Agreement is intended to automatically expire immediately on the date on which PM Contributor and Advisor Contributor, together, own less than 12.5% of OP Series A Preferred Units and that the board of directors of the Company may take actions deemed necessary and appropriate to implement such intention.

As of March 31, 2021, noncontrolling interests were approximately 5.5% of weighted average shares outstanding for the quarter (assuming OP units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the Self-Management Transaction as noncontrolling interests, which are presented as a component of permanent equity.

The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity are reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.  No reclassifications occurred during the three months ended March 31, 2021.

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

Derivatives (interest rate caps), which are reported at fair value in the consolidated balance sheets, are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Interest rate caps	$—	$581	$—	$581
	$—	$581	$—	$581
December 31, 2020
Assets:
Interest rate caps	$—	$62	$—	$62
	$—	$62	$—	$62

The following table presents the carrying amount and estimated fair value of the Company’s mortgage notes payable-outstanding borrowings (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$1,589,565	$1,546,031	$830,950	$822,859

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

As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also serve to protect the lender.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 22 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2021, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR and one loan indexed to SOFR, associated with existing variable-rate loan agreements. During the three months ended March 31, 2021, the Company repaid or refinanced 14 loans for which the

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2021

(unaudited)

associated interest rate caps remain as assets but no longer qualify as effective cash flow hedges with a fair value at March 31, 2021 of approximately $211,000. During the three months ended March 31, 2021 and 2020, the Company recorded expenses of $45,000 and $44,000, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $84,000 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
March 31, 2021	Interest Rate Caps	22	$758,120	May 1, 2021 to February 1, 2026
December 31, 2020	Interest Rate Caps	22	$677,238	May 1, 2021 to January 1, 2025

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$581	Prepaid expenses and other assets	$62	—	$—	—	$—

NOTE 15 - SUBSEQUENT EVENTS

On May 10, 2021, the Company entered into an agreement to sell its interest in Evergreen at Coursey, located in Baton Rouge, Louisiana, for $49.8 million with an expected closing in the second quarter of 2021. The Company expects to recognize a gain on sale during the three months ended June 30, 2021.

On May 11, 2021, the Board declared a $0.07 per share cash distribution to its common stockholders of record at the close of business on June 29, 2021. Such distributions will be paid on June 30, 2021.

The Company has evaluated subsequent events and determined that no events have occurred, other than as disclosed above or elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource REIT, Inc. (f/k/a Resource Real Estate Opportunity REIT II, Inc.) and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for REIT I included in the Amended Current Report on Form 8-K/A filed by REIT II on April 8, 2021.

Merger

On September 8, 2020, Real Estate Opportunity REIT, Inc. “REIT I”, REIT II, RRE Opportunity OP II, LP, REIT II’s operating partnership (“REIT II OP” or “OP II”), Resource Real Estate Opportunity OP, LP, a Delaware limited partnership (“REIT I OP” or “OP I”), and Revolution I Merger Sub, LLC, a wholly owned subsidiary of REIT II (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement” pursuant to which REIT I was to be merged with and into Merger Sub, with Merger Sub surviving as a direct wholly owned subsidiary of REIT II, in a stock-for-stock business combination (the “REIT I Company Merger”).

On January 26, 2021, at a special meeting of our stockholders, our stockholders approved Articles of Amendment to our charter (the “Articles of Amendment”) to remove certain provisions related to “Roll-Up Transactions” (and the associated definitions) from our charter in connection with the REIT I Company Merger. On January 27, 2021, we filed the Articles of Amendment with the State Department of Assessments and Taxation of Maryland, and the Articles of Amendment became effective on January 28, 2021.

Effective January 28, 2021, REIT I merged with and into Merger Sub, with Merger Sub surviving as a direct wholly owned subsidiary of Resource REIT, Inc. (the “Company Merger”) and OP I merged with and into OP II, with OP II surviving (the “Partnership Merger” and, together with the Company Merger, the “Merger”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law, the Maryland Limited Liability Company Act and the Delaware Revised Uniform Limited Partnership Act, the separate existence of both the Company and OP I ceased.

At the effective time of the Company Merger, (i) each issued and outstanding share of our common stock (or a fraction thereof), $0.01 par value per share (“REIT I Common Stock”), converted into 1.22423 shares of Resource REIT’s common stock, $0.01 par value per share (“Resource REIT Common Stock”) and (ii) each issued and outstanding share of our convertible stock, $0.01 par value per share (“REIT I Convertible Stock”), converted into the right to receive $0.02 in cash, without interest.

At the effective time of the Partnership Merger, (i) each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II and (ii) each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

Resource Apartment REIT III, Inc. (“REIT III”) Merger

On September 8, 2020, REIT II, OP II, Revolution III Merger Sub, LLC, REIT II’s wholly-owned subsidiary (“Merger Sub III”), REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as REIT II’s direct, wholly-owned subsidiary (the “REIT III Company Merger”) and (ii) OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of the REIT II’s common stock. At the effective time of the REIT III Partnership Merger, each common unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of REIT II’s common stock issued in the REIT III Company Merger, a common unit of partnership interest was issued to the Company by OP II.

(Back to Index)

(Back to Index)

The combined company after the Merger is known as “Resource REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

Effective as of the close of the REIT I Merger, REIT II acquired the Advisor and is a self-managed REIT. In connection with the Mergers, REIT II was the legal acquirer of both REIT I and REIT II, however, REIT I was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects REIT I’s results. For this reason, period to period comparisons may not be meaningful.

Unless the context requires otherwise, all references to the “Company,” “we,” “our,” and “us” herein mean REIT I, and one or more of REIT I’s subsidiaries for periods prior to the Mergers, and REIT II and one or more of REIT II’s subsidiaries for periods following the Mergers. Certain historical information of REIT II is included for background purposes.

Self-Management Transaction

On September 8, 2020, OP I entered into a transaction (the “Self-Management Transaction”) with Resource PM Holdings LLC (“PM Holdings”), Resource NewCo LLC (“Advisor Holdings”), C-III Capital Partners LLC ("C-III"), RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to OP I all of the membership interests in PM Holdings and Advisor Holdings and certain assets related to the business of PM Holdings and Advisor Holdings in exchange for 6,158,759 REIT I OP Common Units (“OP Common units”), 319,965 REIT I OP Series A Preferred Units (“Op Preferred Units”)(with a face value of $67.5 million), and the right to receive certain deferred payments having the aggregate value of $27.0 million. As a result of the Self-Management Transaction, REIT I was self-managed for the period from September 8, 2020 through the effectiveness of the Merger and succeeded to the advisory, asset management and property management arrangements formerly in place with REIT II and REIT III until the Merger. At the time of the Merger, the OP Common Units converted into 7,539,738 OP II Common Units and Op Preferred Units have participation rights of 391,711 OP units.

Overview

We were formed on September 28, 2012. We are a public, self-managed, non-traded REIT that has acquired a diversified portfolio of U.S. commercial real estate and real estate-related debt. As of March 31, 2021, our portfolio consisted of 51 multifamily properties in 15 states that contain 14,995 units.  As of March 31, 2021, we had 44 employees and conduct our operations through our operating partnership. We have contracted with Greystar, a third-party property management company to provide property management services at our properties.  Our portfolio consists of commercial real estate assets, principally (i) multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”) and (ii) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions. The primary portion of our initial public offering commenced in February 2014 and closed in February 2016.

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic has negatively impacted almost every industry, including the real estate industry, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. As of March 31, 2021, our 30-day collection rate was approximately 95.0% of the billed rental income for the period.  Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act and the 2021 American Rescue Plan which will have aided in the payment of rent due.  The extent to which these benefits will be available going forward is uncertain.  To the extent our tenants do not have access to additional federal

(Back to Index)

(Back to Index)

or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue for 2021 and thereafter cannot, however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. If required by applicable law, we may continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by COVID-19 where applicable federal, state or local restrictions are in effect. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of our and our property manager’s personnel, particularly if a significant number of our or our property manager’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

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

Results of Operations

As of March 31, 2021, we owned interests in a total of 51 multifamily properties. The three combined REITs have acquired interests in 79 multifamily properties and have sold interests in 28 of these properties.

Through March 31, 2021, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the quarter as a result of waiving late fees and the suspension of evictions at our properties. We expect that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak may adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

(Back to Index)

(Back to Index)

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined below) for the three months ended March 31, 2021 and 2020 for our Same Store and Non-Same Store properties (as defined below) (dollars in thousands):

	For the Three Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change (1)
Number of properties:
Same Store	28	28	—
Non-Same Store	23	—	23	100%
Total	51	28	23	82%
Number of Units
Same Store	8,487	8,487	—
Non-Same Store	6,508	—	6,508	100%
Total	14,995	8,487	6,508	77%
Average Occupancy
Same Store	95.0%	93.3%	1.7%
Non-Same Store	94.9%	0.0%	94.9%
Total	95.0%	93.3%	1.7%
Net effective rent, per unit
Same Store	$1,290	$1,276	$14	1%
Non-Same Store	$1,342	—	$1,342	100%
All properties	$1,312	$1,276	$36	3%
Revenues:
Same Store revenues	$33,922	$33,366	$556	2%
Non-Same Store revenues	19,478	10	19,468	N/M
Total Rental income	53,400	33,376	20,024	60%
Expenses:
Same Store
Property operating expenses, including real estate taxes	14,347	13,568	779	6%
Property management fees- third party	923	—	923	100%
Property general and administrative expenses	795	858	(63)	-7%
Same Store operating expenses	16,065	14,426	1,639	11%
Non-Same Store
Property operating expenses, including real estate taxes	7,689	4	7,685	N/M
Property management fees- third party	719	—	719	100%
Property general and administrative expenses	467	—	467	100%
Non-Same Store operating expenses	8,875	4	8,871	N/M
Total operating expenses	24,940	14,430	10,510	73%
Net Operating Income "NOI"
Same Store	17,857	18,940	(1,083)	-6%
Non-Same Store	10,603	6	10,597	N/M
Total NOI	$28,460	$18,946	$9,514	50%

(1)	N/M- result not meaningful

See reconciliation of Total NOI to Net loss attributable to common stockholders table below:

(Back to Index)

(Back to Index)

	For the Three Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change
Total NOI	$28,460	$18,946	9,514	50%
Other expense (income):
Casualty loss	300	151	149	99%
Acquisition fees	—	113	(113)	-100%
Management fees- related party	—	4,583	(4,583)	-100%
General and administrative	7,834	1,828	6,006	329%
Loss on disposal of assets	110	109	1	1%
Depreciation and amortization expense	23,103	13,161	9,942	76%
Interest expense	14,532	7,880	6,652	84%
Interest income	(15)	(58)	43	-74%
Management fee and other income	(1,212)	—	(1,212)	100%
Insurance proceeds in excess of cost basis	(18)	—	(18)	100%
Total other expense (income)	44,634	27,767	16,867	61%
Loss before provision for income taxes	(16,174)	(8,821)	(7,353)	83%
Provision for income taxes	(203)	—	(203)	100%
Net loss	$(16,377)	$(8,821)	$(7,556)	86%
Allocation of income to preferred unit holders	(1,120)	—	(1,120)	100%
Net loss after preferred unit distributions	(17,497)	(8,821)	(8,676)	98%
Less: Allocation of income to preferred unit holders attributable to noncontrolling interests	59	—	59	100%
Less: Net loss attributable to noncontrolling interests	865	—	865	100%
Net loss attributable to common stockholders	$(16,573)	$(8,821)	$(7,752)	88%

Net Operating Income or “NOI” is a non-GAAP financial measure, which we define as total rental property revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation and amortization, interest expense, related party management fees, casualty losses and gains, losses on disposal of assets and corporate general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.

We define “Same Store NOI” as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods.  The 23 properties formerly held by REIT II and REIT III which were acquired in the Mergers are included in Non-Same Store results and statistics for the three months ended March 31, 2021.

Net effective rent, per unit is equal to the gross rent for the periods presented, minus any tenant concessions, divided by the total number of units as of March 31, 2021 and 2020, respectively.

Rental and other property revenue.  Same store property revenue of the former REIT I portfolio, increased by $556,000 for the three months ended March 31, 2021 as compared to March 31, 2020. The increase was principally due to a $891,000 increase in rental income resulting from a 1.7% increase in average occupancy and a $14 increase in net effective monthly rent, per unit.  This increase was offset by an increase in bad debt expense of approximately $571,000 for the three months ended March 31,2021 as compared to the three months ended March 31, 2020.  In addition, utility income increased by $142,000 due to increased utility expenses charged to tenants.  Non-same store results include the former REIT II and III properties for the period from January 28, 2021 through March 31, 2021 due to the Merger.

Property operating expenses.  Same store property operating expenses increased by $779,000 primarily due to a $144,000 increase in utilities, a $122,000 increase in payroll, and $238,000 increase in real estate taxes.  Property management fees – third party increased by $1.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as these fees were paid by our former Advisor prior to September 8, 2020 to our third-party property manager, Greystar.

Other Revenue.  We recorded $1.2 million of asset and property management fee revenue from REIT II and REIT III for the period from January 1, 2021 through January 27, 2021 prior to the Mergers.  Upon effectiveness of the Merger, these fees are no longer earned.

(Back to Index)

(Back to Index)

Management Fees.  Management fees- related party decreased by $4.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as a result of these fees no longer being paid as of September 8, 2020.

General and Administrative.  General and administrative expenses increased by $6.0 million for the three months ended March 31, 2021 as compared the three months ended March 31, 2020 including an increase in payroll and benefit costs of approximately $1.7 million, professional fees of $416,000, transfer agent fees of $144,000, insurance expense $179,000, and franchise taxes of $163,000. The three months ended March 31, 2020 included primarily allocations from our former Advisor to reimburse for costs incurred to manage assets of REIT I.  Following the Self-Management transaction, we employed 44 employees to manage our own assets as well as those of REIT II and REIT III.  The three months ended March 31, 2021 also includes $3.0 million of compensation expense for restricted stock awards that vested upon the Merger.

Depreciation and Amortization.  Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place apartment unit leases from the Mergers and in-place antennae leases. The increase in depreciation and amortization expense during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was comprised as follows (in thousands):

	Same Store	Non-Same Store	Corporate	Total
Depreciation	$(873)	$7,824	$36	$6,987
Amortization of intangibles	(2)	2,957	—	2,955
	$(875)	$10,781	$36	$9,942

Interest Expense.  Interest expense increased by $6.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.  Included in interest expense for the three months ended March 31, 2021 was $2.4 million of prepayment penalties, $2.2 million of accelerated amortization of deferred financing costs related to the refinance of 11 loans and the full repayment of five loans with the new credit facility as well as $522,000 of amortization of fair value of debt primarily related to the Mergers.

Liquidity and Capital Resources

We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offerings, secured financings from banks or other lenders, proceeds from the sale of assets, and cash flow generated from our operations.

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

We may seek to obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments.  In addition to debt financing at the REIT-level, we have financed, and may continue to finance, the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders.  Under these circumstances, we anticipate that certain properties will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties.  However, there is no guarantee that we will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. We have and may again also obtain mortgage financing which contains cross-collateralization or cross-default provisions whereby a default on a single property could affect multiple properties. Finally, we may also obtain seller financing with respect to specific assets that we acquire.

(Back to Index)

(Back to Index)

Capital Expenditures

We deployed a total of approximately $2.2 million during the three months ended March 31, 2021 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2021 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the three months ended March 31, 2021	Remaining capital budgeted for 2021
The Palmer at Las Colinas	$594	$594
South Lamar Village	488	197
The Westside Apartments	120	1,400
Cannery Lofts	99	276
Calloway at Las Colinas	67	2,023
Crosstown at Chapel Hill	61	983
The Estates at Johns Creek	60	471
Sunset Ridge	59	630
Perimeter Circle	56	158
Indigo Creek	55	385
All other properties	506	20,160
	$2,165	$27,277

Distribution Reinvestment Plan

The Company continues to offer shares of our common stock pursuant to our DRP under which our stockholders may elect to have distributions reinvested in additional shares of our common stock at a purchase price equal to 95 % of the estimated net asset value per share.

Gross Offering Proceeds

As of March 31, 2021, we had an aggregate of 157,849,273 shares of our $0.01 par value common stock outstanding including 1,046,614 unvested restricted shares. The following table presents our shares issued (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	28,103,423	271,434
Restricted shares issued to employees	1,358,255	—
Shares issued in conjunction with the Merger	14,724,323	—
Total	177,795,568	$1,574,016
Shares redeemed and retired	(19,946,295)
Total shares issued and outstanding as of March 31, 2021	157,849,273

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	March 31, 2021				December 31, 2020
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred Finance Costs, Net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred Finance Costs, Net	Carrying Value
Vista Apartment Homes	$—	$—	$—	$—	$13,934	$—	$(33)	$13,901
Cannery Lofts	—	—	—	—	13,071	—	(79)	12,992
Retreat at Rocky Ridge	—	—	—	—	10,988	—	(108)	10,880
Trailpoint at the Woodlands	17,321	—	(81)	17,240	17,401	—	(89)	17,312
The Westside Apartments	—	—	—	—	35,052	—	(246)	34,806
Tech Center Square	—	—	—	—	11,454	—	(70)	11,384
Verona Apartment Homes	—	—	—	—	32,862	—	(305)	32,557
Skyview Apartment Homes	28,168	—	(254)	27,914	28,307	—	(265)	28,042
Maxwell Townhomes	12,411	—	(20)	12,391	12,489	—	(26)	12,463
Meridian Pointe	38,158	—	(289)	37,869	38,405	—	(310)	38,095
Evergreen at Coursey Place	24,939	7	(7)	24,939	25,085	12	(12)	25,085
Pines of York	13,707	(39)	(7)	13,661	13,793	(53)	(10)	13,730
The Estates at Johns Creek	—	—	—	—	65,000	—	(501)	64,499
Perimeter Circle	26,115	—	(239)	25,876	26,115	—	(252)	25,863
Perimeter 5550	20,630	—	(219)	20,411	20,630	—	(231)	20,399
Aston at Cinco Ranch	—	—	—	—	21,549	—	(40)	21,509
Sunset Ridge	28,600	—	(295)	28,305	28,600	—	(307)	28,293
Calloway at Las Colinas	51,935	—	(401)	51,534	51,935	—	(416)	51,519
South Lamar Village	—	—	—	—	21,000	—	(251)	20,749
Heritage Pointe	—	—	—	—	24,257	—	(161)	24,096
The Bryant at Yorba Linda	75,165	—	(384)	74,781	75,415	—	(401)	75,014
Point Bonita Apartment Homes	25,130	701	(120)	25,711	25,250	772	(133)	25,889
Providence in the Park	—	—	—	—	45,411	—	(257)	45,154
Green Trails Apartment Homes	59,272	—	(319)	58,953	59,654	—	(345)	59,309
Terraces at Lake Mary	31,201	—	(188)	31,013	31,401	—	(201)	31,200
Courtney Meadows Apartments	26,374	—	(190)	26,184	26,543	—	(203)	26,340
Addison at Sandy Springs	22,284	—	(184)	22,100	22,427	—	(196)	22,231
Bristol at Grapevine	32,922	—	(232)	32,690	32,922	—	(247)	32,675
Crosstown at Chapel Hill	42,650	(759)	—	41,891	—	—	—	—
The Brookwood - Key Bank	16,517	153	—	16,670	—	—	—	—
The Brookwood - Capital One	2,504	—	—	2,504	—	—	—	—
1000 Spalding Crossing	35,035	—	—	35,035	—	—	—	—
Grand Reserve	47,845	(1,540)	—	46,305	—	—	—	—
Verdant Apartment Homes	47,146	—	—	47,146	—	—	—	—
Arcadia Apartment Homes	56,810	—	—	56,810	—	—	—	—
Ravina Apartment Homes	25,314	244	—	25,558	—	—	—	—
Windbrooke Crossing	36,212	356	—	36,568	—	—	—	—
Woods of Burnsville	36,683	(118)	—	36,565	—	—	—	—
Indigo Creek	39,242	(334)	—	38,908	—	—	—	—
Martin's Point	29,095	(351)	—	28,744	—	—	—	—
Bay Club	20,785	(229)	—	20,556	—	—	—	—
Tramore Village	32,625	(510)	—	32,115	—	—	—	—
Matthews Reserve	23,850	1,201	—	25,051	—	—	—	—
The Park at Kensington	21,760	1,062	—	22,822	—	—	—	—
Wimbledon Oaks	18,410	202	—	18,612	—	—	—	—
Summit	27,580	292	—	27,872	—	—	—	—
CBRE Credit Facility	495,170	—	(4,092)	491,078	—	—	—	—
	$1,589,565	$338	$(7,521)	$1,582,382	$830,950	$731	$(5,695)	$825,986

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

(Back to Index)

(Back to Index)

As of March 31, 2021, the weighted average interest rate of all our outstanding indebtedness was 2.65%.

Central banks and regulators in a number of major jurisdictions (including both the U.S. and the U.K.) have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (IBORs), including LIBOR. The Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.

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

Distributions Paid to Common Stockholders

For the three months ended March 31, 2021, we paid aggregate distributions of $11.0 million, including $8.5 million of distributions paid in cash and $2.5 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Net Cash Distribution	Distributions Reinvested in Shares of Common Stock	Total Aggregate Distribution
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029

We announced on March 30, 2020 that we were suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations. On February 3, 2021, our board of directors authorized a distribution for the first quarter of 2021 in the amount of $0.07 per share of common stock to stockholders of record as of the close of business on March 30, 2021.

Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2021 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2021	Cash	Distributions Reinvested in Shares of Common Stock	Total	Cash Provided by Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$8,539	$2,490	$11,029	$12,101	$11,029	$0.07	$11,029 / 100%	- / -	- / -

Funds from Operations (FFO) and Core Funds from Operations (Core FFO)

Funds from operations, or FFO, is a non-GAAP financial measurement that is widely recognized as a measure of operating performance for a REIT.  We calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be net income or loss, computed in accordance with GAAP, excluding:

•	depreciation and amortization related to real estate;
•	gains and losses from the sale of certain real estate assets; and

(Back to Index)

(Back to Index)

•	impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

These reconciling items include adjustments related to noncontrolling interests.

We believe that FFO is helpful to our investors as a measure of operating performance because it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, we believe that the use of FFO, together with the required GAAP presentations, is helpful to our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delays in buying assets, yields on cash held in accounts, interest rates on acquisition financing, and operating expenses.  In addition, FFO will be affected by the types of investments in our portfolio.

Core FFO includes certain adjustments to FFO for non-routine items or items not considered core to business operations. Core FFO adjusts FFO to exclude equity compensation expense, losses on extinguishment of debt and modification costs, transaction (including Self-Management) costs, amortization of deferred financing costs, amortization of intangible lease assets, debt premium or discount amortization, realized losses on fair value adjustments related to interest rate caps, and casualty gains and losses.  By further adjusting for items that are not considered part of core business operations, we believe that Core FFO provides investors with additional information to compare core operating and financial performance between periods.

FFO and Core FFO should not be considered as alternatives to net income or loss or any other GAAP measurement of performance, but rather should be considered as additional, supplemental measures. FFO and Core FFO do not represent cash generated from operating activities in accordance with GAAP, nor indicate funds available to fund all cash needs, including the ability to service indebtedness or make distributions to shareholders. In addition, Core FFO is a non-GAAP and non-standardized financial measure that may be calculated differently by other REITs and that should not be considered a substitute for operating results determined in accordance with GAAP.

The following table reconciles net loss attributable to common shareholders to FFO and Core FFO for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts). Amounts reported in the tables below include adjustments attributable to noncontrolling interests:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders – GAAP	$(16,573)	$(8,821)
Depreciation expense (1)	19,087	13,158
FFO attributable to common stockholders	2,514	4,337
Stock compensation expense (1)	2,862	—
Debt prepayment costs (1)	2,307	—
Acquisition fees	—	113
Amortization of intangible lease assets (1)	2,796	3
Realized loss on change in fair value of interest rate cap(1)	43	44
Debt premium (discount) amortization (1)	494	(82)
Deferred financing costs amortization (1)	2,382	396
Casualty losses, net of casualty gains (1)	267	151
Core FFO attributable to common stockholders	$13,665	$4,962

Basic and diluted net loss per common share - GAAP	$(0.12)	$(0.10)
FFO per diluted share (2)	$0.02	$0.05
Core FFO per diluted share (2)	$0.10	$0.06

Weighted average shares outstanding - basic	135,252	85,292
Weighted average shares outstanding - diluted (3)	135,256	85,292

(Back to Index)

(Back to Index)

(1)

Each line item is adjusted to reflect the allocation to the noncontrolling interests as follows (in thousands):  depreciation expense of $1,064, stock compensation expense of $160, deferred financing costs amortization of $133, realized loss on change in fair value of interest rate caps related to extinguishments of $2, debt prepayment costs of $129, amortization of intangible lease assets of $156, debt premium (discount) amortization of $28, and casualty losses, net of casualty gains of $15.

(2)	Calculated using weighted average shares outstanding – diluted.
(3)

None of the shares of convertible stock and unvested performance based restricted stock awards are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either March 31, 2021 or 2020.  Weighted average shares outstanding – diluted in this table, which was used to calculate FFO per share and Core FFO per share, includes 4,583 weighted average unvested restricted shares outstanding as of March 31, 2021. These restricted shares were excluded from the calculation of basic and diluted net loss per common share – GAAP because their effect would be antidilutive. Income (loss) attributable to outstanding OP Common and Preferred units issued in the Self-Management Transaction are included in net loss attributable to noncontrolling interest, and therefore, excluded from the calculation of earnings (loss) per common share, basic and diluted, for all periods presented.  In addition, in the event of a listing of the shares of our common stock on a national securities exchange, beginning 180 days after the date of such listing, the holders of OP Preferred Units shall have the right to require us to purchase the OP Preferred Units in exchange for a number of listed shares of our common stock determined by dividing (i) the number of OP Preferred Units multiplied by the redemption price as of the date of the exchange by (ii) the volume-weighted average price of such listed shares over the 30-day period prior to the date of the exchange.  We have estimated that the additional 7.5 million common shares that potentially could be issued for this conversion at March 31, 2021 were excluded from diluted earnings per share, FFO per share and Core FFO per share as their impact, including reflecting removal of the $1.1 million preferred distribution from the numerator would be antidilutive.

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

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On May 10, 2021, we entered into an agreement to sell our interest in Evergreen at Coursey, located in Baton Rouge, Louisiana, for $49.8 million with an expected closing in the second quarter of 2021. We expect to recognize a gain on sale during the three months ended June 30, 2021.

On May 11, 2021, our Board of Directors declared a $0.07 per share cash distribution to our common stockholders of record at the close of business on June 29, 2021. Such distributions will be paid on June 30, 2021.

We have evaluated subsequent events and determined that no events have occurred, other than as disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risks. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our outstanding mortgage loans.

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives

(Back to Index)

(Back to Index)

in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 22 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of March 31, 2021 and December 31, 2020, we had $716.1 and $680.9 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2021 and the year ended December 31, 2020, our interest expense would have increased by approximately $1.8 million and $6.7 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2021 and December 31, 2020, we had $873.5 million and $150.1 million, respectively, in fixed rate outstanding borrowings. As of March 31, 2021 and December 31, 2020, our fixed rate outstanding borrowings had an estimated aggregate fair value of $835.4 million and $151.0 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2021 and December 31, 2020, the fair value of these fixed rate outstanding borrowings would have decreased by $47.2 million and $4.4 million, respectively.

ITEM 4.CONTROLS AND PROCEDURES

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended March 31, 2021 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the three months ended March 31, 2021, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	136,685	$9.08	136,685	(3)
February 2021	—	—	—	(3)
March 2021	169,112	9.08	305,797	(3)
	305,797

(1)	The shares redeemed in January 2021 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.
(2)	The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011, March 28, 2018, and February 3, 2021.
(3)	We currently limit the dollar value and number of shares that may yet be redeemed under our program as described below.

On September 8, 2020, the share redemption program was fully suspended in connection with signing the merger agreements with respect to the REIT I Merger and the REIT III Merger. Effective November 22, 2020, the share redemption program was partially resumed only for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (collectively, “special redemptions”).  While the partial suspension of the share redemption program is in effect, we will only accept requests for redemption in connection with a special redemption and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

Our board of directors, in its sole discretion, may suspend, terminate or amend our share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in our best interest. Our board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

Amended and Restated Share Redemption Program

On February 3, 2021, our board of directors adopted the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”) pursuant to which, subject to significant conditions and limitations of the program, our stockholders can have their shares repurchased by us. The Amended SRP provides that redemptions will continue to be made quarterly but in an amount not to exceed proceeds from the sale of shares in the DRP in the immediately preceding calendar quarter; provided that, for any quarter in which no DRP proceeds are available, the funding limitation for the quarter will be set by our board of directors upon ten business days’ notice to stockholders. As there were no DRP proceeds for the fourth quarter of 2020, our board of directors had set the funding limitation for redemptions in the first quarter of 2021 at $2.0 million. Additional changes to the share redemption program in the Amended SRP clarify the timing of redemption procedures. The share redemption program remains suspended except with respect to redemptions sought up on a stockholder’s death, disability, or confinement to a long-term care facility (each as defined in the Amended SRP).

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

(a)There have been no defaults with respect to any of our indebtedness.

(b)Not applicable.

(Back to Index)

(Back to Index)

ITEM 6.EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated September 8, 2020, by and among the Company, OP II, Revolution I Merger Sub LLC, REIT I and OP I, (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 11, 2020)

2.2

Agreement and Plan of Merger, dated as of September 8, 2020, by and among the Company, OP II, Revolution III Merger Sub, LLC, OP III and REIT III (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 11, 2020)

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-184476) filed December 20, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 5, 2021)

3.3	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 29, 2021)

4.1

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 on Form S-3 (No. 333-184476) filed February 16, 2016)

10.1

Contribution and Exchange Agreement dated September 8, 2020 by and among OP I, PM Contributor, Advisor Contributor, PM Holdings and Advisor Holdings, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.2

Transitional Services Agreement dated September 8, 2020 by and among OP I, PM Contributor, Advisor Contributor and Resource America, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.3

Investor Rights Agreement dated September 8, 2020 by and among REIT I, OP I, PM Contributor and Advisor Contributor, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.4	Employment Agreement dated September 8, 2020 between REIT I and Mr. Feldman, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.5	Employment Agreement dated September 8, 2020 between REIT I and Mr. Elliott, (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.6	Employment Agreement dated September 8, 2020 between REIT I and Ms. Weisbaum, (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.7	Resource REIT, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 29, 2021)

10.8	Form of Restricted Stock Agreement (Time Based) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 29, 2021)

10.9	Form of Restricted Stock Agreement (Performance-Based) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2021)

10.10	Amended and Restated Limited Partnership Agreement of RRE Opportunity OP II, LP, dated January 28, 2021

10.11

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Back to Index)

(Back to Index)

32.2	Certification of Principal Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed February 5, 2021)

101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REIT, INC.

May 13, 2021	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 13, 2021	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Chief Financial Officer, Executive Vice
President and Treasurer (Principal Financial Officer)
May 13, 2021	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Accounting Officer and Vice President
(Principal Accounting Officer)

(Back to Index)