Form 10-Q
period 2021-06-30
Resource REIT, Inc.
filed 2021-08-10
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 4, 2021, there were 158,009,186 shares of common stock of Resource REIT, Inc., $0.01 par value per share, outstanding.

(Back to Index)

RESOURCE REIT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Factors that could cause actual results to differ materially from these expectations include, but are not limited to, the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments:
Rental properties, net	$2,128,052	$897,975
Identified intangible assets, net	1,043	5
Total investments	2,129,095	897,980
Cash	174,604	70,015
Restricted cash	18,779	14,769
Subtotal- cash and restricted cash	193,383	84,784
Due from related parties	—	2,763
Tenant receivables, net of allowance of $2,310 and $774, respectively	1,000	516
Prepaid expenses and other assets	14,562	6,000
Goodwill	154,667	154,935
Operating lease right-of-use assets	2,873	3,180
Total assets	$2,495,580	$1,150,158
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,554,165	$825,986
Accounts payable and accrued expenses	19,687	12,677
Accrued real estate taxes	15,832	7,370
Due to related parties	3,022	20,245
Tenant prepayments	2,125	1,210
Security deposits	5,136	2,860
Operating lease liabilities	2,901	3,190
Total liabilities	$1,602,868	$873,538
Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01; 1,000,000,000 shares authorized; 158,009,186 and 86,075,442 shares issued and outstanding (including 1,044,963 and 790,272 of unvested restricted shares, respectively)	1,580	861
Convertible stock; par value $.01; 50,000 shares authorized; 50,000 and 49,935 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,267,069	618,074
Accumulated other comprehensive income (loss)	(16)	(391)
Accumulated deficit	(502,025)	(469,736)
Total stockholders' equity	766,609	148,809
Noncontrolling interest	126,103	127,811
Total equity	892,712	276,620
Total liabilities and equity	$2,495,580	$1,150,158

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$62,105	$32,991	$115,505	$66,367
Property management fee income - related parties	—	—	342	—
Asset management fee income - related parties	—	—	833	—
Other revenue	—	—	37	—
Total revenues	62,105	32,991	116,717	66,367
Expenses:
Property operating expenses	16,923	9,025	31,811	18,259
Real estate taxes	7,960	4,443	15,185	8,831
Acquisition costs	—	—	—	113
Property management fees - third party	1,679	—	3,321	—
Management fees - related party	—	4,547	—	9,130
Casualty loss	618	52	918	203
General and administrative	6,875	2,410	15,894	5,046
Loss on disposal of assets	308	112	418	221
Depreciation and amortization expense	27,947	13,006	51,050	26,167
Total expenses	62,310	33,595	118,597	67,970
Loss before other income (expense)	(205)	(604)	(1,880)	(1,603)
Other income (expense):
Interest expense	(10,898)	(6,260)	(25,430)	(14,140)
Interest income	6	41	21	99
Gain on sale of rental property	18,734	—	18,734	—
Gain on sale of land easement	—	290	—	290
Insurance proceeds in excess of cost basis	143	36	161	36
Total other income (expense)	7,985	(5,893)	(6,514)	(13,715)
Income (loss) before income taxes	7,780	(6,497)	(8,394)	(15,318)
Provision for income taxes	(3)	—	(206)	—
Net income (loss)	$7,777	$(6,497)	$(8,600)	$(15,318)
Preferred return to preferred OP unit holders	(1,120)	—	(2,240)	—
Net income (loss) after preferred return	6,657	(6,497)	(10,840)	(15,318)
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	52	—	111	—
Less: Net (income) loss attributable to noncontrolling interest	(357)	—	508	—
Net income (loss) attributable to common stockholders	$6,352	$(6,497)	$(10,221)	$(15,318)

Weighted average common shares outstanding- basic	156,780	85,708	146,075	85,500
Weighted average common shares outstanding- diluted	156,822	85,708	146,075	85,500

Net income (loss) per common share- BASIC	$0.04	$(0.08)	$(0.07)	$(0.18)
Net income (loss) per common share- DILUTED	$0.04	$(0.08)	$(0.07)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$7,777	$(6,497)	$(8,600)	$(15,318)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	14	36	59	80
Designated derivatives, fair value adjustments	(35)	(24)	337	30
Total comprehensive income (loss)	7,756	(6,485)	(8,204)	(15,208)
Preferred return to preferred OP unit holders	(1,120)	—	(2,240)	—
Total comprehensive income (loss) after preferred return to preferred OP unit holders	6,636	(6,485)	(10,444)	(15,208)
Net (income) loss attributable to noncontrolling interest	(357)	—	508	—
Allocation of income to preferred unit holders attributable to noncontrolling interest	52	—	111	—
Total other comprehensive loss (income) attributable to noncontrolling interest	1	—	(21)	—
Comprehensive (income) loss attributable to noncontrolling interest	(304)	—	598	—
Comprehensive income (loss) attributable to common stockholders	$6,332	$(6,485)	$(9,846)	$(15,208)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	86,076	$861	50	$1	$618,074	$(391)	$(469,736)	$148,809	$127,811	$276,620
Merger	71,222	712	—	—	644,563	—	—	645,275	—	645,275
Common stock issued through the distribution reinvestment plan	289	3	—	—	2,487	—	—	2,490	—	2,490
Issuance of restricted stock	568	5	—	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,022	—	—	3,022	—	3,022
Distributions declared	—	—	—	—	—	—	(11,029)	(11,029)	(555)	(11,584)
Common stock redemptions	(306)	(3)	—	—	(2,774)	—	—	(2,777)	—	(2,777)
Preferred return to preferred OP unit holders	—	—	—	—	—	—	(1,061)	(1,061)	(59)	(1,120)
Other comprehensive income	—	—	—	—	—	395	—	395	22	417
Net loss	—	—	—	—	—	—	(15,512)	(15,512)	(865)	(16,377)
Balance at March 31, 2021	157,849	$1,578	50	$1	$1,265,367	$4	$(497,338)	$769,612	$126,354	$895,966
Common stock issued through the distribution reinvestment plan	311	3	—	—	2,671	—	—	2,674	—	2,674
Issuance of restricted stock	(1)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	379	—	—	379	—	379
Distributions declared	—	—	—	—	—	—	(11,039)	(11,039)	(555)	(11,594)
Common stock redemptions	(149)	(1)	—	—	(1,348)	—	—	(1,349)	—	(1,349)
Preferred return to preferred OP unit holders	—	—	—	—	—	—	(1,068)	(1,068)	(52)	(1,120)
Other comprehensive loss	—	—	—	—	—	(20)		(20)	(1)	(21)
Net income	—	—	—	—	—	—	7,420	7,420	357	7,777
Balance at June 30, 2021	158,010	$1,580	50	$1	$1,267,069	$(16)	$(502,025)	$766,609	$126,103	$892,712

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	85,045	$850	50	$1	$616,310	$(218)	$(434,128)	$182,815	$—	$182,815
Common stock issued through the distribution reinvestment plan	717	7	—	—	6,078	—	—	6,085	—	6,085
Distributions declared	—	—	—	—	—	—	(10,449)	(10,449)	—	(10,449)
Common stock redemptions	(34)	(1)	—	—	(300)	—	—	(301)	—	(301)
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Net loss	—	—	—	—	—	—	(8,821)	(8,821)	—	(8,821)
Balance at March 31, 2020	85,728	$856	50	$1	$622,088	$(120)	$(453,398)	$169,427	$—	$169,427
Common stock redemptions	(130)	(1)	—	—	(1,181)	—	—	(1,182)	—	(1,182)
Other comprehensive income	—	—	—	—	—	12	—	12	—	12
Net loss	—	—	—	—	—	—	(6,497)	(6,497)	—	(6,497)
Balance at June 30, 2020	85,598	$855	50	$1	$620,907	$(108)	$(459,895)	$161,760	$—	$161,760

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,600)	$(15,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	418	221
Casualty (gains)/ losses, net of insurance proceeds received	(2,552)	(310)
Net gain on disposition of property	(18,734)	—
Net gain on sale of land easement	—	(290)
Loss on extinguishment of debt	1,462	—
Depreciation and amortization	51,050	26,167
Amortization of deferred financing costs	1,457	754
Amortization of debt premium (discount)	366	(164)
Realized loss on change in fair value of interest rate cap	59	80
Stock-based compensation	3,401	—
Accretion of discount and direct loan fees and costs	—	(17)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(175)	(481)
Deposits	—	5
Prepaid expenses and other assets	3,707	(2,312)
Due to/from related parties, net	1,143	768
Accounts payable and accrued expenses	1,891	(3,808)
Tenant prepayments	(815)	(77)
Security deposits	292	128
Net cash provided by operating activities	34,370	5,346
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	23,803	293
Cash acquired in connection with the Merger, net of acquisition costs	76,858	—
Insurance proceeds received for casualty losses	2,233	453
Capital expenditures	(7,655)	(5,561)
Principal payments received on loans held for investment	—	11
Payment of consideration related to Self-Management Transaction	(17,250)	—
Net cash provided by (used in) investing activities	77,989	(4,804)
Cash flows from financing activities:
Redemptions of common and convertible stock	(4,126)	(1,483)
Payment of deferred financing costs	(5,523)	—
Borrowings on mortgages	33,202	9,452
Principal repayments on mortgages	(6,928)	(5,324)
Purchase of interest rate caps	(158)	(175)
Distributions paid on common stock	(17,987)	(4,364)
Distributions paid to preferred OP unit holders	(2,240)	—
Net cash used in financing activities	(3,760)	(1,894)
Net increase (decrease) in cash and restricted cash	108,599	(1,352)
Cash and restricted cash at beginning of period	84,784	61,838
Cash and restricted cash at end of period	$193,383	$60,486
Reconciliation of cash and restricted cash
Cash	$174,604	$51,765
Restricted cash	18,779	8,721
Cash and restricted cash at end of period	$193,383	$60,486

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource REIT, Inc., formerly known as Resource Real Estate Opportunity REIT II, Inc. (“REIT II”) was organized in Maryland on September 28, 2012. REIT II launched an initial public offering in February 2014, the primary portion of which terminated in February 2016.   Substantially all of the business of REIT II is conducted through RRE Opportunity OP II, LP (“OP II” or the “Operating Partnership”) in which REIT II is the sole general partner.

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

REIT I Merger

On September 8, 2020, REIT II, OP II, Revolution I Merger Sub, LLC, a wholly-owned subsidiary of REIT II (“Merger Sub I”), REIT I, and Resource Real Estate Opportunity OP, LP (“OP I”), the operating partnership of REIT I, entered into an Agreement and Plan of Merger (the “REIT I Merger Agreement”).

Effective January 28, 2021, REIT I merged with and into Merger Sub I, with Merger Sub I surviving as direct, wholly-owned subsidiary of REIT II (the “REIT I Company Merger”) and OP I merged with and into OP II (the “REIT I Partnership Merger” and, together with the REIT I Company Merger, the “REIT I Merger”), with OP II surviving. At such time, the separate existence of REIT I and OP I ceased. At the effective time of the REIT I Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) converted into the right to receive 1.22423 shares of REIT II’s common stock, and each issued and outstanding share of REIT I’s convertible stock converted into the right to receive $0.02 in cash (without interest).

At the effective time of the REIT I Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II ("OP Common Units") and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the REIT I Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II ("OP Preferred Units").

REIT III Merger

On September 8, 2020, REIT II, OP II, Revolution III Merger Sub, LLC, a wholly-owned subsidiary of REIT II (“Merger Sub III”), REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as a direct, wholly-owned subsidiary of REIT II (the “REIT III Company Merger”) and OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Merger”.

At the effective time of the REIT III Company Merger, each issued and outstanding share of REIT III’s common stock (or fraction thereof) converted into the right to receive 0.925862 shares of REIT II’s common stock. At the effective time of the REIT III Partnership Merger, each common unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger was retired and ceased to exist. In addition, for each share of REIT II common stock issued in the REIT III Company Merger, a common unit of partnership interest was issued to REIT II by OP II.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

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

As of June 30, 2021, a total of 158.0 million shares of common stock, including shares issued through the distribution reinvestment plan, remain outstanding. In addition, the noncontrolling interests own 7.5 million OP Common Units and 319,965 OP Preferred Units, as further described in Note 3, Self-Management Transaction.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The REIT I consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2020. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Amended Current Report on Form 8-K/A filed by the Company on April 8, 2021. The results of operations for the six months ended June 30, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021. The Company has adopted a fiscal year ending December 31.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2021; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Executed short-term rent relief plans that are outstanding at June 30, 2021 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic,

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

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

Concentration of Risk

At June 30, 2021, the Company's real estate investments in Texas, Georgia, Illinois, and Colorado represented 25%, 13%, 11%, and 10%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

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

JUNE 30, 2021

(unaudited)

beginning January 1, 2022. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2020-06 to have a material effect on its consolidated financial statements and disclosures.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of June 30, 2021 and December 31, 2020, the Company had no rental properties included in assets held for sale.

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Construction management fees (further discussed in Note 12) are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

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

In conjunction with the Mergers, and for the Company’s annual estimated value per share calculation of the combined company following the Mergers, a third-party was engaged to provide the estimated fair value of our rental properties as of January 28, 2021. The Company compared these values to its carrying values and concluded that there was no indication that the carrying value of the Company’s investments in real estate were not recoverable as of June 30, 2021. There were no indications of impairment or impairment losses recorded on long-lived assets during the three and six months ended June 30, 2021 and 2020.

Allocation of the Purchase Price of Acquired and Foreclosed Assets

Acquisitions that do not meet the definition of a business under FASB Accounting Standards Codification ("ASC"), Business Combinations, ("ASC 805") are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered business combinations, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their relative fair value.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and six months ended June 30, 2021 and 2020.

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease, which is accounted for in accordance with ASC 842, Leases (“ASC 842”).

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $73.8 million for the remainder of 2021 and $34.7 million for the twelve months ended December 31, 2022. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

antenna rentals are $191,000 for the remainder of 2021 and $395,000, $361,000, $301,000, and $217,000 for the years ending December 31, 2022 through December 31, 2025, respectively, and $1.3 million thereafter.

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

The Company has revenue sharing arrangements for cable income from contracts with cable providers at the Company’s properties. Included in accounts payable and accrued expenses on the consolidated balance sheets at June 30, 2021 and December 31, 2020 is a contract liability related to deferred revenue from contracts with cable providers of approximately $1.5 million and $760,000, respectively. The Company recognizes income on a straight-line basis over the contract period of 10 years to 12 years. In the three and six months ended June 30, 2021, approximately $57,000 and $56,000 of revenue from the contract liability was recognized as income.

Following the Self- Management Transaction (described in Note 3 below) through the effective date of the Mergers on January 28, 2021, the Company received asset management and property management fees from REIT II and REIT III. The monthly asset management fee was equal to one-twelfth of 1.0% of the cost of each asset held by REIT II and one-twelfth of 1.0% of the appraised value of each asset held by REIT III, without deduction for depreciation, bad debts or other non-cash reserves. The monthly property management fee was calculated based on 4.5% of the gross monthly receipts from REIT II's and REIT III’s properties. The Company recognized revenue for both asset and property management fees as earned on a monthly basis. The Company had determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for asset and property management services are satisfied as the services are rendered. The Company was compensated for its services on a monthly basis and these services represent a series of distinct daily services in accordance with ASC 606. As a result of the Mergers, these fees will no longer be paid.

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

Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels. As of June 30, 2021 and December 31, 2020, the Company recorded a $2.3 million and $774,000 allowance for bad debts, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The total adjustment to rental and other property income for the three and six months ended June 30, 2021 was approximately $909,000 and $1.6 million, respectively, for provision for bad debt expense, net of recoveries. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations. The age of the receivables included in the allowance balance at June 30, 2021 was: 9.4% less than 30 days past due, 11.6% 31-60 days past due, 13.1% 61-90 days past due and 65.9% over 90 days past due.

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

JUNE 30, 2021

(unaudited)

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of both June 30, 2021 and December 31, 2020, the Company treated one of its subsidiaries as a TRS.

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

  None of the shares of convertible stock (see Note 13) or 602,506 unvested performance awards are included in the diluted earnings per share calculations, because the necessary conditions for conversion have not been satisfied as of June 30, 2021 (were such date to represent the end of the contingency period). Additionally, due to losses for the six months ended June 30, 2021, the calculation of diluted earnings per share excludes 23,094 unvested restricted shares as their effect would be antidilutive.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

(Income) loss attributable to outstanding OP Common Units and OP Preferred Units are included in net (income) loss attributable to noncontrolling interest, and therefore, excluded from the calculation of income (loss) per common share, basic and diluted, for all periods presented.

Under the terms of the Amended and Restated Limited Partnership Agreement of OP II, OP Common Units, at the Company’s sole discretion, may be exchanged by issuing shares of the Company’s common stock for the OP Common Units based on conversion ratio which is initially one to one, but may be adjusted based on certain events. In addition, in the event of a listing of the shares of the Company’s common stock on a national securities exchange, beginning 180 days after the date of such listing, the holders of OP Preferred Units shall have the right to require the Company to purchase the OP Preferred Units in exchange for a number of listed shares of the Company’s common stock determined by dividing (i) the number of OP Preferred Units multiplied by the redemption price as of the date of the exchange by (ii) the volume-weighted average price of such listed shares over the 30-day period prior to the date of the exchange. The Company has estimated that approximately 7.5 million common shares that potentially could be issued for this conversion at June 30, 2021 were excluded from diluted earnings per share as their impact, including reflecting removal of the $1.1 million and $2.2 million preferred distribution for the three and six months ended June 30, 2021 from the numerator, would be antidilutive.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

NOTE 3 – SELF-MANAGEMENT TRANSACTION

On September 8, 2020, OP I, entered into the Self-Management Transaction with Resource PM Holdings LLC (“PM Holdings”), Resource NewCo LLC (“Advisor Holdings”), C-III Capital Partners LLC (“C-III” or “PM Contributor”), RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) (“Advisor Contributor” or “Resource Real Estate”) and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to OP I all of the membership interests in PM Holdings and Advisor Holdings and certain assets related to the business of PM Holdings and Advisor Holdings including 100% of the membership interests in PM Holdings and Advisor Holdings and $659,000 of leasehold improvements and furniture in exchange for approximately 6.2 million common operating partnership units in OP I (“OP I Common Units”) and 319,965 Series A Preferred Units in OP I (“OP I Preferred Units”) (collectively “OP I Units”). Additional consideration included the following deferred payments in cash: (i) $7.5 million paid upon the effectiveness of the Merger; (ii) six monthly payments of $2.0 million, totaling $12.0 million, for the six months following the closing of the Self-Management Transaction and (iii) 12 monthly payments of $625,000, totaling $7.5 million, for the 12 months following the closing of the Self-Management Transaction. At the time of the REIT I Partnership Merger, the OP I Common Units converted into approximately 7.5 million OP Common Units; the participation rights of the OP I Preferred Units increased to 391,711 OP Preferred Units.

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

Under the terms of the Self-Management Transaction, the following consideration was given in exchange (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

Fair value of OP I Units issued	$128,200
Net working capital	811
Subsequent consideration	27,000
Net consideration	$156,011

The Self-Management Transaction was accounted for as a business combination in accordance with ASC 805, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date and transaction costs to be expensed. The fair value of the OP Units issued was based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval. The following table summarizes the purchase price allocation (dollars in thousands):

Assets:
Due from related parties	$4,299
Prepaid expenses and other assets	150
Goodwill	154,531
Property and equipment	659
Operating lease right-of-use assets	3,244
Total assets acquired	$162,883

Liabilities:
Other liabilities	$3,628
Operating lease liabilities	3,244
Total liabilities assumed	6,872
Net assets acquired	$156,011

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

JUNE 30, 2021

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$5,164	$6,085
Repayments on borrowings through refinancing	461,968	65,941
Accruals for construction in progress	4,149	491
Deferred financing costs funded directly by mortgage notes	—	607
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	24,801	—
Merger:
Net assets acquired in REIT II Merger in exchange for common shares	$543,840	$—
Net assets acquired in REIT III Merger in exchange for common shares	101,435	—
Implied REIT I common stock issued in exchange for net assets acquired in Merger	645,275	—
Cash paid during the period for:
Interest	$20,440	$14,216

NOTE 5 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, debt service, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	June 30, 2021	December 31, 2020
Real estate taxes	$9,301	$7,910
Insurance	969	1,350
Debt service reserve	4,877	2,045
Capital improvements	3,632	3,464
Total	$18,779	$14,769

NOTE 6 - RENTAL PROPERTIES, NET

As of June 30, 2021, the Company's investments in rental properties consisted of 50 apartment properties that contain 14,643 units. The following table summarizes the Company's investments in rental properties:

	June 30, 2021	December 31, 2020
Land	$364,578	$196,355
Building and improvements	2,001,502	929,323
Furniture, fixtures and equipment	59,936	46,879
Construction in progress	6,594	1,374
	2,432,610	1,173,931
Less: accumulated depreciation	(304,558)	(275,956)
	$2,128,052	$897,975

Depreciation expense for the three and six months ended June 30, 2021 was $23.6 million and $43.7 million, respectively, as compared to $13.0 million and $26.2 million for the three and six months ended June 30, 2020, respectively.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

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

The REIT I Merger was effected by each of REIT I’s 70.3 million issued and outstanding shares of common stock being converted into the right to receive 1.22423 shares (“REIT I Exchange Ratio”) of common stock of REIT II (“REIT II Common Stock”), for a total of 86.1 million newly issued shares of REIT II Common Stock. The 60.0 million issued and outstanding shares of REIT II Common Stock that were outstanding at the time of the REIT I Merger remain outstanding. As the REIT I Merger is considered a reverse acquisition, the total consideration transferred was computed on the basis of an estimated net asset value per share of the merged entity of $9.06 per share as of January 28, 2021, divided by the REIT I Exchange Ratio to compute the estimated REIT I value per share as of January 28, 2021 of approximately $11.09 per share. Consideration transferred is calculated as such (in thousands except share and per share data):

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

JUNE 30, 2021

(unaudited)

The allocation of the values of the real estate and other assets and liabilities as of January 28, 2021, inclusive of $5.0 million in estimated capitalized transaction costs and elimination of intercompany balances between REIT I and REIT II, is as follows (in thousands):

Assets:
Land	$127,920
Building and improvements	940,630
Intangibles	6,765
Cash and restricted cash	67,563
Other assets	6,062
Total assets	$1,148,940

Liabilities:
Mortgage notes payable, net of $3.0 million discount	$580,676
Due to related parties	988
Accounts payable and other liabilities	18,456
Total liabilities	600,120

Fair value of net assets acquired	$548,820
Less: REIT I's Merger expenses	4,980
Fair value of net assets acquired, less REIT I's Merger expenses	$543,840

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

JUNE 30, 2021

(unaudited)

The allocation of the values of the real estate and other assets and liabilities as of January 28, 2021, inclusive of $929,000 in estimated capitalized transaction costs and elimination of intercompany balances between REIT I and REIT III, is as follows (in thousands):

Assets:
Land	$43,733
Building and improvements	184,400
Intangibles	1,609
Cash and restricted cash	22,969
Other assets	626
Total assets	$253,337

Liabilities:
Mortgage notes payable, net of $2.1 million premium	$147,191
Due to related parties	836
Accounts payable and other liabilities	2,946
Total liabilities	150,973

Fair value of net assets acquired	$102,364
Less: REIT I's Merger expenses	929
Fair value of net assets acquired, less REIT I's Merger expenses	$101,435

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

The revenue and net loss of the 23 properties (6,508 units) acquired in the Mergers is as follows for the three and six months ended June 30, 2021 (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

	REIT II		REIT III		Total
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$22,379	$37,984	$5,514	$9,381	$27,893	$47,365
Net loss	$(4,908)	$(9,885)	$(1,071)	$(1,700)	$(5,979)	$(11,585)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Mergers and the Self–Management Transaction had been included in operations as of January 1, 2020 (in thousands, except per share data):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Revenue	$123,212	$239,902
Net loss	$(3,806)	$(63,985)
Net loss attributable to noncontrolling interests	$277	$3,287
Net loss attributable to common stockholders	$(5,769)	$(65,178)
Net loss to common stockholders per share, basic and diluted	$(0.04)	$(0.41)

NOTE 7 - DISPOSITION OF PROPERTY

The Company disposed of one property during the three and six months ended June 30, 2021. There were no dispositions during the three and six months ended June 30, 2020. The following table presents details of the Company's disposition activity during the three and six months ended June 30, 2021 (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Evergreen at Coursey Place	Baton Rouge, LA	6/29/2021	$49,751	$18,734	$18,734

The following table presents the Company's revenues and net income attributable to the property sold, excluding gain on sale, for the three and six months ended June 30, 2021:

	Revenues Attributable to Property Sold		Net Income/(Loss) Attributable to Property Sold
Multifamily Community	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Evergreen at Coursey Place	$1,092	$2,213	$41	$(152)

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $1.0 million and $5,000 as of June 30, 2021 and December 31, 2020, respectively, net of accumulated amortization of $33.4 million and $27.1 million, respectively. The $1.0 million net carrying value of acquired in-place lease will be fully amortized in the third quarter of 2021.

Amortization of the antennae leases for the three and six months ended June 30, 2021 was approximately $1,400 and $2,700, respectively. Amortization of the antennae leases for the three and six months ended June 30, 2020 was approximately $3,100 and $6,200, respectively. Amortization of the in-place apartment unit rentals was $4.4 million and $7.3 million for the three and six months ended June 30, 2021, respectively. There was no amortization of in-place apartment unit rentals for the three and six months ended June 30, 2020.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

As of June 30, 2021 and December 31, 2020, the Company had approximately $154.7 million and $154.9 of goodwill included on the consolidated balance sheets, respectively. The table below presents the rollforward of activity in goodwill for the six months ended June 30, 2021:

Balance, January 1, 2021	$154,935
Sale of Evergreen at Coursey Place	(268)
Balance, June 30, 2021	$154,667

NOTE 9 - DEBT

The following table presents a summary of the Company's debt (in thousands):

			Weighted Average Maturity in Years at
	June 30, 2021	December 31, 2020	June 30, 2021
Mortgage notes payable, net - variable rate	$707,069	$675,791	4.17
Mortgage notes payable, net - fixed rate	847,096	150,195	6.45
Total mortgage notes payable, net	$1,554,165	$825,986	5.41
Revolving credit facility	$—	$—	—

Weighted average interest rate on mortgages - variable	2.08%	2.12%
Weighted average interest rate on mortgages - fixed	3.04%	4.03%
Weighted average interest rate on revolving credit facility	—	—
Weighted average interest rate on total debt	2.60%	2.46%

Structured Credit Facility

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

The initial advance of $495.2 million under the Facility occurred on January 28, 2021 and is secured by the following twelve multifamily properties located in Arizona, Colorado, Georgia, Oregon and Texas (including five properties formerly held by REIT II): Estates at Johns Creek, Heritage Pointe, Providence in the Park, South Lamar Village, Verona Apartments, Westside, 81 Fifty at West Hills, Adair off Addison I & II, Montclair Terrace, Palmer at Las Colinas, and Uptown Buckhead. The proceeds from the initial advance were used to refinance or pay off $462.0 million of the Company’s debt. Loans that were repaid in full were loans secured by Vista Apartment Homes, Cannery Lofts, Retreat at Rocky Ridge, Tech Center Square, and

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

Aston at Cinco Ranch. The Company recorded $4.6 million of extinguishment costs upon the refinance for the six months ended June 30, 2021 including $2.4 million in prepayment penalties.

Additional information about the initial advance on the Facility, which is included in Mortgage notes payable, net on the Consolidated Balance Sheet as of June 30, 2021, is as follows (in thousands):

Collateral	Original Loan Amount	Maturity Date	Type	Annual Interest Rate
Fixed Advance 1	$235,205	2/1/2031	Fixed	2.79%
Fixed Advance 2	$235,205	2/1/2028	Fixed	2.62%
Floating Advance	$24,760	2/1/2031	Floating (1)	2.07%

(1) Floating rate based on 30-day average SOFR plus a fixed margin of 2.06%.

Revolving Credit Facility

On May 20, 2021, the Company entered into a Credit Agreement (the “Credit Facility”) for which BofA Securities, Inc. acted as sole book runner and sole lead arranger and Bank of America, N.A. acted as administrative agent and L/C issuer (the “Credit Agreement”). The Credit Facility is a secured revolving credit facility in the initial amount of $100 million, including $15 million available in letters of credit, subject to the Company's ability to increase the lenders’ aggregate commitment during the term of the Credit Agreement to a maximum of $500 million, subject to certain limitations. The availability of borrowings under the Credit Facility will be based on the value of a pool of eligible income-producing multifamily properties owned, directly or indirectly and from time to time, by the Company or subsidiaries of Company. The Credit Facility is a three-year interest-only facility with all outstanding principal due at maturity, subject to a one-year extension option. The Credit Facility may be prepaid or terminated at any time without penalty. The proceeds of the Credit Facility may be used for general corporate purposes, including refinancing existing indebtedness and working capital. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Company, and secured by a pledge of the equity interests of certain of the Company’s subsidiaries.

Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as a rate equal to LIBOR or a comparable or successor rate) for a designated interest period plus an applicable margin, or the base rate (as defined as the highest of the Bank of America prime rate, the federal funds rate plus 0.50% or the Eurodollar Rate plus 1.0%) plus an applicable margin. The anticipated applicable margin for borrowings under the Credit Facility for base rate loans will range from 0.60% to 1.20% per annum and the applicable margin for Eurodollar Rate loans will range from 1.60% to 2.20% per annum, depending on the ratio of consolidated total indebtedness to total asset value (as such terms are defined in the Credit Agreement), with the lowest rate applying if such ratio is less than 45%, and the highest rate applying if such ratio is equal to or greater than 60%. The Company is also required to pay a fee to the lenders that is assessed on the unused portion of the facility. A default rate will apply on all obligations in the event of default under the Credit Facility at 2.0% above the otherwise applicable rate.

The Company is also subject to certain financial covenants, including (i) the ratio of the Company’s consolidated indebtedness to total asset value not to exceed 65% as of the last day of each of the first six fiscal quarters ending after May 20, 2021 and 60% as of the last day of each fiscal quarter thereafter; (ii) consolidated secured recourse indebtedness other than the Credit Facility not to exceed 5% of total asset value; (iii) consolidated fixed charge coverage ratio not less than 1.35x to 1.00x as of the last day of each of the first four fiscal quarters ending after May 20, 2021 and 1.50x to 1.00x as of the last day of each fiscal quarter thereafter; and (iv) tangible net worth not less $678.8 million, plus 75% of the net proceeds of any future equity issuances by the Company or any of its consolidated subsidiaries. The Company is in compliance with each of the applicable financial covenants as of June 30, 2021.

There were no borrowings under the Credit Facility during the three months ended June 30, 2021. As of June 30, 2021, availability under the Credit Facility was $76.5 million and was secured by five apartment communities: Vista Apartment Homes, Cannery Lofts, Retreat at Rocky Ridge, Tech Center Square, and Aston at Cinco Ranch. The Company has $1.1 million of deferred finance costs, net for the Credit Facility which is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheet as of June 30, 2021, which will be amortized over the term of the Credit Facility.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

Other Debt

Mortgage notes payable assumed as part of both the Mergers and the acquisitions of Point Bonita Apartment Homes, Paladin (Pines of York and Evergreen at Coursey (prior to the sale)), and Maxwell were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. The net premium or discount included in the consolidated balance sheets at June 30, 2021 was $181,316. For the three months ended June 30, 2021 and 2020, interest expense was reduced by approximately $157,000 and $82,000, respectively, for the amortization of the premium or discount. For the six months ended June 30, 2021 and 2020, interest expense was increased by approximately $365,000 and reduced by $164,000, respectively, for the amortization of the premium or discount.

As of June 30, 2021, the Company owned 45 apartment communities that served as collateral for mortgages payable. All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

The following table presents the Company's annual future principal payments on outstanding borrowings as of June 30, 2021 (in thousands):

Remainder 2021	$40,043
2022	53,280
2023	58,672
2024	280,123
2025	191,725
2026	114,210
Thereafter	823,149
$1,561,202

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts under mortgage notes, other than the notes with respect to the Credit Facility, by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. As of June 30, 2021, the Company believes that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.

The Company has a $74.9 million mortgage secured by The Bryant at Yorba Linda which matures on April 15, 2027. The mortgage loan includes net worth, liquidity, and debt service coverage ratio covenants.  The Company was in compliance with all covenants related to this loan as of June 30, 2021.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended June 30, 2021 and 2020, $404,000 and $358,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2021 and 2020, $2.9 million and $754,300, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization of deferred financing costs related to mortgages payable as of June 30, 2021 and December 31, 2020 was $4.4 million and $6.4 million, respectively and the net book value of deferred financing costs as of June 30, 2021 and December 31, 2020 related to mortgage notes payable was $7.2 million and $5.7 million, respectively.

NOTE 10 - LEASES

As the lessee, the Company’s operating leases primarily consist of office leases, a parking lot lease and office equipment leases. These operating leases have remaining terms ranging from less than one year to six years. Some of the leases include options to extend the lease for up to an additional five years. Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability. As of June 30, 2021, the payments due under the contractually-obligated portion of these leases totaled $3.1 million. The market rate is used

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

for leases, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate based on the information available at commencement date is used. As of June 30, 2021, the weighted average remaining lease term was 5.15 years and the weighted average discount rate was 2.22% for the Company’s operating leases. As of June 30, 2021, the Company included approximately $2.9 million in its consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities.

The Company’s lease expense related to the parking lot lease for both three and six months ended June 30, 2021 and three and six months ended June 30, 2020 was approximately $9,000 and $18,000, which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the three and six months ended June 30, 2021 was approximately $161,300 and $323,100 respectively, which is included in general and administrative expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the three and six months ended June 30, 2020 was approximately $13,500 and $40,700 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending June 30, and thereafter (in thousands):

Remainder 2021	$308
2022	583
2023	572
2024	573
2025	586
Thereafter	448
$3,070

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of the Company's accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020 (in thousands):

Balance, January 1, 2021	$(391)
Reclassification adjustment for realized loss on designated derivatives	59
Designated derivatives, fair value adjustments	337
Balance before noncontrolling interest	$5
Noncontrolling interest	(21)
Balance, June 30, 2021	$(16)

Balance, January 1, 2020	$(218)
Reclassification adjustment for realized loss on designated derivatives	80
Designated derivatives, fair value adjustments	30
Balance, June 30, 2020	$(108)

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with C-III and RAI

C-III and its subsidiary own approximately 7.5 million OP Common Units and 319,965 OP Preferred Units. Prior to the Self-Management Transaction, C-III controlled our Former Advisor as well as the external advisors to REIT II and REIT III, as indirect subsidiaries of RAI, and owned the property management entities for the Company, REIT II and REIT III.

On September 8, 2020, the Company entered into a Transitional Services Agreement with C-III, Advisor Contributor and RAI (the “Transitional Services Agreement”), pursuant to which, effective September 8, 2020 and for a one-year period,

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

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

Directors and officers liability insurance. Prior to the Self-Management Transaction in September 2020, the Company participated in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries. Thereafter, until the effectiveness of the Merger, the Company participated in a liability insurance program for directors and officers coverage with REIT II and REIT III.

Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Former Advisor

In September 2009, the Company entered into an advisory agreement, which has been amended at various times thereafter (the “Advisory Agreement”), pursuant to which the Former Advisor provided the Company with investment management, administrative and related services.  The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on September 11, 2021. Under the Advisory Agreement, the Former Advisor received fees and was reimbursed for its expenses as set forth below. Following the Self-Management transaction, the Company is no longer externally advised and these fees will not be paid:

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

JUNE 30, 2021

(unaudited)

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

Relationship with ACRES Commercial Realty Corp. (“ACR”)

The Company provided office space and other office-related services to ACRES Commercial Realty Corp. (f/k/a Exantas Capital Corp.) under a sublease that was assigned from RAI which terminated on March 31, 2021. In addition, three employees of the Company provided internal audit services under an internal audit engagement letter that was assigned from RAI to Resource NewCo LLC, a subsidiary of the Company. Thomas C. Elliott, Chief Financial Officer, was a director of ACR.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	June 30, 2021	December 31, 2020
Due from related parties:
REIT II
Management fees	—	327
Operating expense reimbursements	—	1,588
	—	1,915
REIT III
Management fees	—	79
Deferred organization and offering costs reimbursements	—	769
	—	848
	$—	$2,763
Due to related parties:
C-III/RAI
Self-Management Transaction consideration	1,875	19,125
Allocation of income to preferred unit holders	1,120	1,120
Participating common distribution	27	—
	$3,022	$20,245

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fees earned / expenses paid to related parties:
Former Advisor (prior to 9/8/2020):
Acquisition costs (1)	$—	$—	$—	$113
Asset management fees (2)	—	3,091	—	6,182
Debt financing fees (4)	—	43	—	43
Overhead allocation (3)	—	1,096	—	2,268
Internal audit (3)	—	28	—	56
Manager (prior to 9/8/2020):
Property management fees (2)	$—	$1,456	$—	$2,947
Construction management fees (4)	—	20	—	146
Debt servicing fees (2)	—	—	—	1
REIT II (prior to 1/28/2021):
Asset management fee income	$—	$—	$669	$—
Property management fee income	—	—	275	—
Operating expense reimbursements (3)	—	—	371	—
Internal audit (3)	—	—	8	—
REIT III (prior to 1/28/2021):
Asset management fee income	$—	$—	$164	$—
Property management fee income	—	—	67	—
C-III/RAI:
Transition services paid to C-III(3)	$—	$—	$2	$—
Preferred unit distributions	1,120	—	2,240	—
ACR
Internal audit	$—	$—	$37	$—
Sublease rent reimbursement (3)	—	—	30	—

(1) Included in Acquisition Costs on the consolidated statements of operations. This amount represents the net acquisition fee paid to the Former Advisor during the six months ended June 30, 2020 for additional capital funding contributed to the properties.

(2) Included in Management fees - related party on the consolidated statements of operations.

(3) Included in General and administrative on the consolidated statements of operations.

(4) Capitalized and included in Rental Properties, net on the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

NOTE 13 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

Common Stock

As of June 30, 2021, the Company had an aggregate 158.0 million shares of its $0.01 par value common stock outstanding including 1.0 million of unvested restricted shares. In accordance with the Company’s distribution reinvestment plan (“DRP”), participants in the DRP acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of common stock. Commencing on March 31, 2021, participants acquire shares of the Company’s common stock under the plan at a price equal to $8.61 per share. The following table summarizes the activity (in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	28,413,976	274,108
Restricted shares issued to employees	1,356,604	—
Shares issued in conjunction with the Merger	14,724,323	—
Total	178,104,470	$1,576,690
Shares redeemed and retired	(20,095,284)
Total shares issued and outstanding as of June 30, 2021	158,009,186

Convertible Stock

As of December 31, 2020, REIT I had 49,935 of $0.01 par value convertible stock outstanding. RAI owned 30,273 shares, affiliated persons owned 18,790 shares and outside investors owned 872 shares at December 31, 2020. The convertible stock would have converted into shares of the Company’s common stock upon the occurrence of certain events. Upon the closing of the Mergers, each share of REIT I Convertible Stock converted into the right to receive $0.02 in cash (without interest).

As of June 30, 2021, the Company had 50,000 shares of $0.01 par value convertible stock outstanding which were owned by the Company and affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by Resource Real Estate Opportunity Advisor II, LLC, a wholly-owned subsidiary of the Company, generally be converted into a number of shares of common stock equal to 1 / 50,000 of the quotient of:

(A) the lesser of

(i)  15% of the amount, if any, by which

(1) the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

(2) the sum of the aggregate issue price of those outstanding shares plus a 7% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, or

(B) the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

As of June 30, 2021, no Triggering Event has occurred or was probable to occur.

Redemption of Securities

During the six months ended June 30, 2021, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2021	136,685	$9.08
February 2021	—	—
March 2021	169,112	$9.08
April 2021	—	—
May 2021	—	—
June 2021	148,989	$9.06
	454,786

(1)
The shares redeemed in January 2021 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

Amended Share Redemption Program

On February 3, 2021, the Board of Directors of the Company ("the Board") adopted the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”) pursuant to which, subject to significant conditions and limitations of the program, stockholders of the Company can have their shares repurchased by the Company. The Amended SRP provides that redemptions will continue to be made quarterly but in an amount not to exceed proceeds from the sale of shares in the distribution reinvestment plan in the immediately preceding calendar quarter; provided that, for any quarter in which no distribution reinvestment plan proceeds are available, the funding limitation for the quarter will be set by the Board upon ten business days’ notice to stockholders.

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

The share redemption program remains partially suspended and, until the Board determines otherwise, the Company will continue to only consider redemption requests submitted in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility (each as described in the Amended SRP and collectively, “Special Redemptions”). While the share redemption program is partially suspended, the Company will only accept requests for Special Redemptions and all other requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

Distributions Paid to Common Stockholders

For the six months ended June 30, 2021, the Company paid common stockholders aggregate distributions of $22.1 million including $5.2 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan and $16.9 million of distributions paid in cash as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Net Cash Distribution	Distributions Reinvested in Shares of Common Stock	Total Aggregate Distribution
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029
June 29, 2021	0.07	June 30, 2021	8,365	2,674	11,039
	$0.14		$16,904	$5,164	$22,068

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

In conjunction with the Self-Management Transaction in September 2020, officers and certain employees of REIT I were granted awards of restricted stock of REIT I pursuant to the 2020 LTIP in the aggregate amount of 645,526 shares. Upon the REIT I Merger, these grants converted to 790,272 shares of the Company. The fair value of the shares granted as converted upon the REIT I Merger were estimated to be $9.08 per share. Of the awards granted, 779,102 shares of restricted stock are performance-based awards and vested 40%, or 311,641 shares, upon the completion of the REIT I Merger; and 60% will vest upon the completion of an initial public offering or a future liquidity event. The remaining 11,170 shares of restricted stock granted are time-based awards and will vest ratably over a three-year period. The Company recorded compensation expense in the six months ended June 30, 2021 related to these awards of approximately $3.4 million. Dividends on the performance-based awards of restricted stock will not be paid but will be accrued over the vesting period. The accrual at June 30, 2021 was approximately $84,000 and was included in Accounts payable and accrued expenses on the consolidated balance sheets.

On February 17, 2021, the Compensation Committee (the “Committee”) of the Board of the Company approved performance-based long-term equity incentive awards pursuant to the 2020 LTIP.

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

Employees were awarded 404,306 shares of three-year vesting restricted stock and the Company’s non-employee directors were awarded 28,632 shares of one-year vesting restricted stock during the six months ended June 30, 2021. The following table presents the changes in unvested restricted stock for the six months ended June 30, 2021:

	Performance Based Awards	Weighted Average Grant Date Fair Value	Time-Based Service Awards	Weighted Average Grant Date Fair Value	Total Awards
Unvested restricted shares, beginning of period	779,102		11,170		790,272
Granted	135,045	$9.08	432,938	$9.08	567,983
Forfeited	—		(1,651)		(1,651)
Vested	(311,641)		—		(311,641)
Unvested restricted shares, end of period	602,506		442,457		1,044,963

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

With respect to distribution rights and rights upon liquidation, distribution or winding up of the OP, the OP Preferred Units rank senior to all classes and series of OP Common Units and any other class or series of OP Preferred Units. Each OP Preferred Unit is entitled to a 7.00% per annum preferred priority return on the stated value of each OP Preferred Unit

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

commencing on the date of issuance and ending on the fifth anniversary of the date of issuance, and thereafter a 10.00% per annum preferred priority return on the stated value of each OP Preferred Unit (the “Priority Return”), as well as, with respect to such distribution period, the amount of distributions a holder of such OP Preferred Unit would be entitled to receive if such OP Preferred Units were treated as part of a single class of units with the Common Units with the right to participate in distributions pari passu with the Common Units (the “Preferred Return”). In addition, upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the OP, the holders of OP Preferred Units are entitled to be paid out of the assets of the OP legally available for distribution, after payment or provision for the OP’s debts and other liabilities, a liquidation preference equal to the stated value per unit plus any accrued but unpaid Priority Return and any accrued but unpaid Preferred Return. Such liquidation preference shall be paid before the OP may pay any liquidating distributions to any holders of OP Common Units.

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

The OP Preferred Units generally will not have any voting rights; however, unless (i) fewer than 12.5% of the number of OP Preferred Units originally issued remain outstanding, (ii) the holders of a majority of the then-outstanding OP Preferred Units consent, or (iii) an additional class or series of OP Preferred Units is being issued in connection with the full redemption of the OP Preferred Units, the OP shall not issue any class or series of OP Preferred Units with distribution rights and rights upon liquidation, distribution or winding up of the OP senior to the OP Preferred Units.

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

In addition, the Investor Rights Agreement grants C-III and RAI (or any successor holder) the right, together, to designate one individual to be included on the slate of directors to be voted on by the stockholders of the Company (the “Investor Nominee”). Until C-III and RAI beneficially own, in the aggregate, less than 12.5% of the OP Preferred Units issued by the OP in connection with the Contribution Agreement, C-III and RAI, together, shall have the right to designate the Investor Nominee, subject to approval of the Company’s board of directors, or any committee of the Company’s board of directors authorized to approve board of directors nominees. The parties to the Investor Rights Agreement acknowledged and agreed that the term of the Investor Nominee designated pursuant to the Investor Rights Agreement is intended to automatically expire

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

immediately on the date on which PM Contributor and Advisor Contributor, together, own less than 12.5% of OP Preferred Units and that the board of directors of the Company may take actions deemed necessary and appropriate to implement such intention.

For the six months ended June 30, 2021, noncontrolling interests were approximately 5.15% of weighted average shares outstanding (assuming OP units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the Self-Management Transaction as noncontrolling interests, which are presented as a component of permanent equity.

The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity are reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made. No reclassifications occurred during the three and six months ended June 30, 2021.

NOTE 14 - FAIR VALUE MEASURES AND DISCLOSURES

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

JUNE 30, 2021

(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
Interest rate caps	$—	$588	$—	$588
	$—	$588	$—	$588
December 31, 2020
Assets:
Interest rate caps	$—	$62	$—	$62
	$—	$62	$—	$62

The following table presents the carrying amount and estimated fair value of the Company’s mortgage notes payable-outstanding borrowings (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$1,561,202	$1,523,651	$830,950	$822,859

The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 21 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2021, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR and one loan indexed to SOFR, associated with existing variable-rate loan agreements. During the three and six months ended June 30, 2021, the Company repaid or refinanced 14

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

JUNE 30, 2021

(unaudited)

loans for which the associated interest rate caps remain as assets but no longer qualify as effective cash flow hedges with a fair value at June 30, 2021 of approximately $215,000.

During the three and six months ended June 30, 2021, the Company recorded expenses of approximately $14,000 and $59,000, respectively, due to amortization of premiums paid for interest rate caps. During the three and six months ended June 30, 2020, the Company recorded expenses of approximately $36,000 and $80,000, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional approximately $97,000 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
June 30, 2021	Interest Rate Caps	21	$724,934	July 1, 2021 to February 1, 2026
December 31, 2020	Interest Rate Caps	22	$677,238	May 1, 2021 to January 1, 2025

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$588	Prepaid expenses and other assets	$62	—	$—	—	$—

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred, other than as disclosed above or elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource REIT, Inc. (f/k/a Resource Real Estate Opportunity REIT II, Inc. or REIT II) and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for Resource Real Estate Opportunity REIT I, Inc. included in the Amended Current Report on Form 8-K/A filed by Resource REIT, Inc. on April 8, 2021.

Merger

On September 8, 2020, Resource Real Estate Opportunity REIT, Inc. (“REIT I”), REIT II, RRE Opportunity OP II, LP, REIT II’s operating partnership (“REIT II OP” or “OP II”), Resource Real Estate Opportunity OP, LP, a Delaware limited partnership (“REIT I OP” or “OP I”), and Revolution I Merger Sub, LLC, a wholly owned subsidiary of REIT II (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement” pursuant to which REIT I was to be merged with and into Merger Sub, with Merger Sub surviving as a direct wholly owned subsidiary of REIT II, in a stock-for-stock business combination (the “REIT I Company Merger”).

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

Effective January 28, 2021, REIT I merged with and into Merger Sub, with Merger Sub surviving as a direct wholly owned subsidiary of Resource REIT, Inc. (the “Company Merger”) and OP I merged with and into OP II, with OP II surviving (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law, the Maryland Limited Liability Company Act and the Delaware Revised Uniform Limited Partnership Act, the separate existence of both the Company and OP I ceased.

At the effective time of the Company Merger, each issued and outstanding share of our common stock (or a fraction thereof), $0.01 par value per share (“REIT I Common Stock”), converted into 1.22423 shares of Resource REIT’s common stock, $0.01 par value per share (“Resource REIT Common Stock”) and each issued and outstanding share of our convertible stock, $0.01 par value per share (“REIT I Convertible Stock”), converted into the right to receive $0.02 in cash, without interest.

At the effective time of the Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

Resource Apartment REIT III, Inc. (“REIT III”) Merger

On September 8, 2020, REIT II, OP II, Revolution III Merger Sub, LLC, REIT II’s wholly-owned subsidiary (“Merger Sub III”), REIT III, and Resource Apartment OP III, LP (“OP III”), the operating partnership of REIT III, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as REIT II’s direct, wholly-owned subsidiary (the “REIT III Company Merger”) and OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Mergers”.

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

(Back to Index)

(Back to Index)

common stock issued in the REIT III Company Merger, a common unit of partnership interest was issued to the Company by OP II.

The combined company after the Mergers is known as “Resource REIT, Inc.” The Mergers are intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

Effective as of the close of the REIT I Merger, REIT II acquired Resource Real Estate Opportunity Advisor II, LLC and Resource Real Estate Opportunity Advisor, LLC and became a self-managed REIT. In connection with the Mergers, REIT II was the legal acquirer of both REIT I and REIT II, however, REIT I was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects REIT I’s results. For this reason, period to period comparisons may not be meaningful.

Unless the context requires otherwise, all references to the “Company,” “we,” “our,” and “us” herein mean REIT I, and one or more of REIT I’s subsidiaries for periods prior to the Mergers, and REIT II and one or more of REIT II’s subsidiaries for periods following the Mergers. Certain historical information of REIT II is included for background purposes.

Self-Management Transaction

On September 8, 2020, OP I entered into a transaction (the “Self-Management Transaction”) with Resource PM Holdings LLC (“PM Holdings”), Resource NewCo LLC (“Advisor Holdings”), C-III Capital Partners LLC ("C-III"), RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to OP I all of the membership interests in PM Holdings and Advisor Holdings and certain assets related to the business of PM Holdings and Advisor Holdings in exchange for 6,158,759 REIT I OP Common Units (“OP Common units”), 319,965 REIT I OP Series A Preferred Units (“OP I Preferred Units”) with a face value of $67.5 million, and the right to receive certain deferred payments having the aggregate value of $27.0 million. As a result of the Self-Management Transaction, REIT I was self-managed for the period from September 8, 2020 through the effectiveness of the Mergers and succeeded to the advisory, asset management and property management arrangements formerly in place with REIT II and REIT III until the Mergers. At the time of the Mergers, the OP I Common Units converted into 7,539,738 OP Common Units and Op I Preferred Units have participation rights of 391,711 OP Preferred Units.

Overview

We were formed on September 28, 2012. We are a public, self-managed, non-traded REIT that has acquired a diversified portfolio of U.S. commercial real estate and real estate-related debt. As of June 30, 2021, our portfolio consisted of 50 multifamily properties in 14 states that contain 14,643 units. As of June 30, 2021, we had 44 employees and conduct our operations through OP II, our operating partnership. We have contracted with Greystar, a third-party property management company to provide property management services at our properties. Our portfolio consists of multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”). The primary portion of our initial public offering commenced in February 2014 and closed in February 2016.

COVID-19 Pandemic and Portfolio Outlook

As of June 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the real estate industry, directly or indirectly. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.

The outbreak of COVID-19 and its impact on the current financial, economic, capital markets and real estate market environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. The most recent round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact COVID-19 may have on our business.

(Back to Index)

(Back to Index)

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. For the three and six months ended June 30, 2021, our 30-day collection rate was approximately 95.7% and 95.5%, respectively, of the billed rental income. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act and the 2021 American Rescue Plan which will have aided in the payment of rent due.  The extent to which these benefits will be available going forward is uncertain. To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue for 2021 and thereafter cannot, however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. If required by applicable law, we may continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by COVID-19 where applicable federal, state or local restrictions are in effect. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.

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

Results of Operations

As of June 30, 2021, we owned interests in a total of 50 multifamily properties. The three combined REITs have acquired interests in 79 multifamily properties and as of June 30, 2021, have sold interests in 29 of these properties.

Through June 30, 2021, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during both the quarter and year to date as a result of waiving late fees and the suspension of evictions at our properties. We expect that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak may adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined below) for the three months ended June 30, 2021 and 2020 for our Same Store and Non-Same Store properties (as defined below) (dollars in thousands, except per unit):

(Back to Index)

(Back to Index)

	For the Three Months Ended
	June 30, 2021 (2)	June 30, 2020	Increase / (Decrease)	% Change (1)
Number of properties:
Same Store	28	28	—
Non-Same Store	23	—	23	100%
Total	51	28	23	82%
Number of Units
Same Store	8,487	8,487	—
Non-Same Store	6,508	—	6,508	100%
Total	14,995	8,487	6,508	77%
Average Occupancy
Same Store	94.9%	92.0%		2.9%
Non-Same Store	96.1%	0.0%		96.1%
Total	95.4%	92.0%		3.4%
Net effective rent, per unit
Same Store	$1,336	$1,271	$65	5%
Non-Same Store	$1,395	$—	$1,395	100%
All properties	$1,362	$1,271	$91	7%
Revenues:
Same Store revenues	$34,199	$32,978	$1,221	4%
Non-Same Store revenues	27,906	13	27,893	N/M
Total Rental income	62,105	32,991	29,114	88%
Expenses:
Same Store
Property operating expenses, including real estate taxes	14,241	13,585	656	5%
Property management fees - third party	938	—	938	100%
Property management fees - related party	—	1,456	(1,456)	100%
General and administrative - property	849	878	(29)	-3%
Same Store operating expenses	16,028	15,919	109	1%
Non-Same Store
Property operating expenses, including real estate taxes	10,642	(117)	10,759	N/M
Property management fees - third party	741	—	741	100%
General and administrative - property	613	—	613	100%
Non-Same Store operating expenses	11,996	(117)	12,113	N/M
Total operating expenses	28,024	15,802	12,222	77%
Net Operating Income "NOI"
Same Store	18,171	17,059	1,112	7%
Non-Same Store	15,910	130	15,780	N/M
Total NOI	$34,081	$17,189	$16,892	98%

(1)
N/M- result not meaningful
(2)
We have included the results of operations of a property we sold, Evergreen at Coursey, in the Same Store results as it was sold on June 29, 2021.

See reconciliation of Total NOI to Net income (loss) attributable to common stockholders table below:

(Back to Index)

(Back to Index)

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Increase / (Decrease)	% Change
Total NOI	$34,081	$17,189	16,892	98%
Other expense (income):
Casualty loss	618	52	566	1088%
Asset Management fees - related party	—	3,091	(3,091)	-100%
General and administrative - corporate	5,413	1,532	3,881	253%
Loss on disposal of assets	308	112	196	175%
Depreciation and amortization expense	27,947	13,006	14,941	115%
Interest expense	10,898	6,260	4,638	74%
Interest income	(6)	(41)	35	-85%
Gain on sale of land easement	—	(290)	290	-100%
Gain on sale of rental property	(18,734)	—	(18,734)	100%
Insurance proceeds in excess of cost basis	(143)	(36)	(107)	N/M
Total other expense (income)	26,301	23,686	2,615	11%
Income (loss) before provision for income taxes	7,780	(6,497)	14,277	N/M
Provision for income taxes	(3)	—	(3)	100%
Net income (loss)	$7,777	$(6,497)	$14,274	N/M
Preferred return to preferred OP unit holders	(1,120)	—	(1,120)	100%
Net income (loss) after preferred unit distributions	6,657	(6,497)	13,154	N/M
Less: Allocation of income to preferred unit holders attributable to noncontrolling interests	52	—	52	100%
Less: Net (income) loss attributable to noncontrolling interests	(357)	—	(357)	100%
Net income (loss) attributable to common stockholders	$6,352	$(6,497)	$12,849	-198%

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

We define “Same Store NOI” as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods. The 23 properties formerly held by REIT II and REIT III which were acquired in the Mergers are included in Non-Same Store results and statistics for the three and six months ended June 30, 2021.

Net effective rent, per unit is equal to the gross rent for the periods presented, minus any tenant concessions, divided by the total number of units as of June 30, 2021 and 2020, respectively.

Rental and other property revenue. Same store property revenue of the former REIT I portfolio, increased by approximately $1.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was principally due to an approximately $1.3 million increase in rental income resulting from a 2.9% increase in average occupancy and a $65 increase in net effective monthly rent, per unit. This increase was offset by an increase in bad debt expense, net of recoveries, of approximately $464,000 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. In addition, utility income increased by approximately $162,000 due to increased utility charges to tenants. Non-same store results include the former REIT II and REIT III properties for the period from April 1, 2021 through June 30, 2021 due to the Mergers.

Property operating expenses. Same store property operating expenses increased by approximately $656,000 primarily due to an approximately $354,000 increase in maintenance, an approximately $162,000 increase in utilities and an approximately $221,000 increase in payroll. There was a $518,000 net decrease in property management fees for same store for the three months ended June 30, 2021 as compared the three months ended June 30, 2020. Prior to September 8, 2020, our former Advisor subcontracted certain services to an unaffiliated third-party, Greystar, and paid for those services from its property management fee; after September 8, 2020, we paid those fees directly to Greystar.

(Back to Index)

(Back to Index)

Management Fees. Asset management fees- related party decreased by approximately $3.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 as a result of these fees no longer being paid as of September 8, 2020.

General and Administrative. General and administrative expenses increased by approximately $3.9 million for the three months ended June 30, 2021 as compared the three months ended June 30, 2020 including an increase in payroll and benefit costs of approximately $2.5 million including approximately $379,000 of compensation expense for restricted stock awards, professional fees of approximately $442,000, transfer agent fees of approximately $204,000 and insurance expense of approximately $219,000. The three months ended June 30, 2020 included primarily allocations from our former Advisor to reimburse for costs incurred to manage assets of REIT I. Following the Self-Management transaction, as of June 30, 2021, we employed 44 employees to manage our own assets as well as those of REIT II and REIT III.

Depreciation and Amortization. Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place apartment unit leases from the Mergers and in-place antennae leases. The increase in depreciation and amortization expense during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was comprised as follows (in thousands):

	Same Store	Non-Same Store	Corporate	Total
Depreciation	$(1,268)	$11,792	$36	$10,560
Amortization of intangibles	(2)	4,383	—	4,381
	$(1,270)	$16,175	$36	$14,941

Interest Expense. Interest expense increased by approximately $4.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and the increase was comprised as follows (in thousands):

	Same Store	Non-Same Store	Revolving Credit Facility	Total
Interest payable to banks	$(599)	$5,254	$35	$4,690
Deferred finance cost amortization	(50)	52	43	45
Fair value amortization	18	(93)	—	(75)
Interest rate cap adjustments	(21)	(1)	—	(22)
	$(652)	$5,212	$78	$4,638

Gain on sale of rental properties. We sold Evergreen at Coursey on June 29, 2021 for $49.8 million realizing an approximately $18.7 million gain on sale. We bought the property as a part of the acquisition of the Paladin portfolio in January 2014.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined above) for the six months ended June 30, 2021 and 2020 for our Same Store and Non-Same Store properties (as defined above) (dollars in thousands):

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30, 2021 (2)	June 30, 2020	Increase / (Decrease)	% Change (1)
Number of properties:
Same Store	28	28	—
Non-Same Store	23	—	23	100%
Total	51	28	23	82%
Number of Units
Same Store	8,487	8,487	—
Non-Same Store	6,508	—	6,508	100%
Total	14,995	8,487	6,508	77%
Average Occupancy
Same Store	95.0%	92.7%		2.3%
Non-Same Store	95.5%	0.0%		95.5%
Total	95.2%	92.7%		2.5%
Net effective rent, per unit
Same Store	$1,313	$1,319	$(6)	0%
Non-Same Store	$1,373	—	$1,373	100%
All properties	$1,339	$1,319	$20	2%
Revenues:
Same Store revenues	$68,121	$66,344	$1,777	3%
Non-Same Store revenues	47,384	23	47,361	N/M
Total Rental income	115,505	66,367	49,138	74%
Expenses:
Same Store
Property operating expenses, including real estate taxes	28,635	27,203	1,432	5%
Property management fees - third party	1,861	—	1,861	100%
Property management fee - related party	—	2,947	(2,947)	100%
General and administrative - property	1,597	1,686	(89)	-5%
Same Store operating expenses	32,093	31,836	257	1%
Non-Same Store
Property operating expenses, including real estate taxes	18,361	(113)	18,474	N/M
Property management fees - third party	1,460	—	1,460	100%
General and administrative - property	1,050	—	1,050	100%
Non-Same Store operating expenses	20,871	(113)	20,984	N/M
Total operating expenses	52,964	31,723	21,241	67%
Net Operating Income "NOI"
Same Store	36,028	34,508	1,520	4%
Non-Same Store	26,513	136	26,377	N/M
Total NOI	$62,541	$34,644	$27,897	81%

(1)
N/M- result not meaningful
(2)
We have included the results of operations of a property we sold, Evergreen at Coursey, in the Same Store results as it was sold on June 29, 2021.

See reconciliation of Total NOI to Net loss attributable to common stockholders table below:

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Increase / (Decrease)	% Change
Total NOI	$62,541	$34,644	27,897	81%
Other expense (income):
Casualty loss	918	203	715	352%
Acquisition fees	—	113	(113)	-100%
Asset Management fees - related party	—	6,183	(6,183)	-100%
General and administrative - corporate	13,247	3,360	9,887	294%
Loss on disposal of assets	418	221	197	89%
Depreciation and amortization expense	51,050	26,167	24,883	95%
Interest expense	25,430	14,140	11,290	80%
Interest income	(21)	(99)	78	-79%
Gain on sale of land easement	—	(290)	290	-100%
Gain on sale of rental property	(18,734)	—	(18,734)	100%
Management fee and other income	(1,212)	—	(1,212)	100%
Insurance proceeds in excess of cost basis	(161)	(36)	(125)	N/M
Total other expense (income)	70,935	49,962	20,973	42%
Loss before provision for income taxes	(8,394)	(15,318)	6,924	-45%
Provision for income taxes	(206)	—	(206)	100%
Net loss	$(8,600)	$(15,318)	$6,718	-44%
Preferred return to preferred OP unit holders	(2,240)	—	(2,240)	100%
Net loss after preferred unit distributions	(10,840)	(15,318)	4,478	-29%
Less: Allocation of income to preferred unit holders attributable to noncontrolling interests	111	—	111	100%
Less: Net loss attributable to noncontrolling interests	508	—	508	100%
Net loss attributable to common stockholders	$(10,221)	$(15,318)	$5,097	-33%

Rental and other property revenue. Same store property revenue of the former REIT I portfolio, increased by approximately $1.8 million for the six months ended June 30, 2021 as compared to six months ended June 30, 2020. The increase was principally due to an approximately $2.2 million increase in rental income resulting from a 2.3% increase in average occupancy. This increase was offset by an increase in bad debt expense of approximately $1.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. In addition, utility income increased by approximately $304,000 due to increased utility charges to tenants. Non-same store results include the former REIT II and REIT III properties for the period from January 28, 2021 through June 30, 2021 due to the Mergers.

Property operating expenses. Same store property operating expenses increased by approximately $1.4 million primarily due to an approximately $541,000 increase in maintenance costs, an approximately $307,000 increase in utilities, an approximately $341,000 increase in payroll, and an approximately $259,000 increase in real estate taxes. There was a $1.1 million net decrease in property management fees for same store for the six months ended June 30, 2021 as compared the six months ended June 30, 2020. Prior to September 8, 2020, our former Advisor subcontracted certain services to an unaffiliated third-party, Greystar, and paid for those services from its property management fee; after September 8, 2020, we paid those fees directly to Greystar.

Other Revenue. We recorded approximately $1.2 million of asset and property management fee revenue from REIT II and REIT III for the period from January 1, 2021 through January 27, 2021 prior to the Mergers. Upon effectiveness of the Mergers, these fees are no longer earned.

Management Fees. Asset management fees- related party decreased by approximately $6.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 as a result of these fees no longer being paid as of September 8, 2020.

General and Administrative. Corporate general and administrative expenses increased by approximately $9.9 million for the six months ended June 30, 2021 as compared the six months ended June 30, 2020 including an increase in payroll and benefit costs of approximately $3.8 million, professional fees of approximately $859,000, transfer agent fees of approximately $348,000, insurance expense of approximately $398,000, and rent of approximately $203,000. The six months ended June 30, 2020 included primarily allocations from our former Advisor to reimburse for costs incurred to manage assets of REIT I. Following the Self-Management transaction, as of June 30, 2021, we employed 44 employees to manage our own assets as well as those of REIT II and REIT III. The six months ended June 30, 2021 also includes approximately $3.4 million of compensation expense for restricted stock awards of which $3.0 million related to shares that vested upon the Mergers.

(Back to Index)

(Back to Index)

Depreciation and Amortization. Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place apartment unit leases from the Mergers and in-place antennae leases. The increase in depreciation and amortization expense during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 , was comprised as follows (in thousands):

	Same Store	Non-Same Store	Corporate	Total
Depreciation	$(2,142)	$19,623	$73	$17,554
Amortization of intangibles	(4)	7,333		7,329
	$(2,146)	$26,956	$73	$24,883

Interest Expense. Interest expense increased by approximately $11.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and the increase was comprised as follows (in thousands):

	Same Store	Non-Same Store	Revolving Credit Facility	Total
Interest payable to banks	$(2,804)	$8,950	$35	$6,181
Deferred finance cost amortization	1,809	313	43	2,165
Fair value amortization	38	490	—	528
Interest rate cap adjustments	(31)	11	—	(20)
Prepayment penalties	1,403	1,033	—	2,436
	$415	$10,797	$78	$11,290

Gain on sale of rental properties. We sold Evergreen at Coursey on June 29, 2021 for $49.8 million realizing an approximately $18.7 million gain on sale. We bought the property as a part of the acquisition of the Paladin portfolio in January 2014.

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

We allocate funds as necessary to support the future maintenance and viability of properties we acquire in order to preserve value for our investors. If such allocations and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.

During the three months ended June 30, 2021, we obtained REIT-level financing through a line of credit from Bank of America. Some of our assets serve as collateral for this debt. In addition to debt financing at the REIT-level, we have financed, and may continue to finance, the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders.  Under these circumstances, we anticipate that certain properties will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that we will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. We have and may again also obtain mortgage financing which contains cross-collateralization or cross-default provisions whereby a default on a single property could affect multiple properties. Finally, we may also obtain seller financing with respect to specific assets that we acquire.

Capital Expenditures

We deployed approximately $7.7 million during the six months ended June 30, 2021 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2021 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

(Back to Index)

(Back to Index)

Multifamily Community	Capital deployed during the six months ended June 30, 2021	Remaining capital budgeted for 2021
Skyview Apartment Homes	$1,649	$5,360
Calloway at Las Colinas	1,235	1,842
The Palmer at Las Colinas	637	573
Sunset Ridge	289	219
81 Fifty at West Hills	210	485
Crosstown at Chapel Hill	210	836
Bristol Grapevine	178	665
The Westside Apartments	176	1,373
Estates at Johns Creek	170	393
Montclair Terrace	162	334
All other properties	2,739	12,527
	$7,655	$24,607

Distribution Reinvestment Plan

We continue to offer shares of our common stock pursuant to our distribution reinvestment plan ("DRP') under which our stockholders may elect to have distributions reinvested in additional shares of our common stock at a purchase price equal to 95% of the estimated net asset value per share.

Gross Offering Proceeds

As of June 30, 2021, we had an aggregate of 158.0 million shares of our $0.01 par value common stock outstanding including 1.0 million unvested restricted shares. The following table presents our shares issued (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	28,413,976	274,108
Restricted shares issued to employees	1,356,604	—
Shares issued in conjunction with the Merger	14,724,323	—
Total	178,104,470	$1,576,690
Shares redeemed and retired	(20,095,284)
Total shares issued and outstanding as of June 30, 2021	158,009,186

Debt

The following table presents a summary of our debt (in thousands):

			Weighted Average Maturity in Years at
	June 30, 2021	December 31, 2020	June 30, 2021
Mortgage notes payable, net - variable rate	$707,069	$675,791	4.17
Mortgage notes payable, net - fixed rate	847,096	150,195	6.45
Total mortgage notes payable, net	$1,554,165	$825,986	5.41
Revolving credit facility	$—	$—	—

Weighted average interest rate on mortgages - variable	2.08%	2.12%
Weighted average interest rate on mortgages - fixed	3.04%	4.03%
Weighted average interest rate on revolving credit facility	—	—
Weighted average interest rate on total debt	2.60%	2.46%

Central banks and regulators in a number of major jurisdictions (including both the U.S. and the U.K.) have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (IBORs), including

(Back to Index)

(Back to Index)

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

Distributions Paid to Common Stockholders

For the six months ended June 30, 2021, we paid aggregate distributions to our common stockholders of $22.1 million, including $16.9 million of distributions paid in cash and $5.2 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Net Cash Distribution	Distributions Reinvested in Shares of Common Stock	Total Aggregate Distribution
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029
June 29, 2021	0.07	June 30, 2021	8,365	2,674	11,039
	$0.14		$16,904	$5,164	$22,068

On February 3, 2021, our board of directors authorized a distribution for the first quarter of 2021 in the amount of $0.07 per share of common stock to stockholders of record as of the close of business on March 30, 2021, which was paid on March 31, 2021. On May 11 2021, our board of directors authorized a distribution for the second quarter of 2021 in the amount of $0.07 per share of common stock to stockholders of record as of the close of business on June 29, 2021, and paid on June 30, 2021.

Distributions paid, distributions declared and sources of distributions paid were as follows for the six months ended June 30, 2021 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2021	Cash	Distributions Reinvested in Shares of Common Stock	Total	Cash Provided by Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
1st Quarter	$8,539	$2,490	$11,029	$12,101	$11,029	$0.07	$11,029 / 100%	- / -	- / -
2nd Quarter	8,365	2,674	11,039	22,269	11,039	$0.07	$11,039 / 100%	- / -	- / -
	$16,904	$5,164	$22,068	$34,370	$22,068

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

(Back to Index)

(Back to Index)

The following table reconciles net loss attributable to common shareholders to FFO and Core FFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts). Amounts reported in the tables below include adjustments attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders – GAAP	$6,352	$(6,497)	$(10,221)	$(15,318)
Depreciation expense (1)	22,482	13,003	41,569	26,161
Net gain on disposition of rental property (2)	(17,874)	—	(17,874)	—
FFO attributable to common stockholders	10,960	6,506	13,474	10,843
Stock compensation expense (3)	362	—	3,224	—
Debt prepayment costs (4)	—	—	2,307	—
Acquisition fees	—	—	—	113
Amortization of intangible lease assets (5)	4,183	3	6,979	6
Realized loss on change in fair value of interest rate cap(6)	13	36	56	80
Debt premium (discount) amortization (7)	(151)	(82)	343	(164)
Deferred financing costs amortization (8)	385	358	2,767	754
Casualty losses, net of casualty gains (9)	453	17	720	168
Core FFO attributable to common stockholders	$16,205	$6,838	$29,870	$11,800

Basic net income (loss) per common share - GAAP	$0.04	$(0.08)	$(0.07)	$(0.18)
Diluted net income (loss) per common share - GAAP	$0.04	$(0.08)	$(0.07)	$(0.18)
FFO per diluted share (10)	$0.07	$0.08	$0.09	$0.13
Core FFO per diluted share (10)	$0.10	$0.08	$0.20	$0.14

Weighted average shares outstanding - basic	156,780	85,708	146,075	85,500
Weighted average shares outstanding - diluted (11)	156,822	85,708	146,098	85,500

(1)
Includes allocation for noncontrolling interests for the three and six months ended June 30, 2021 of approximately $1.1 million and $2.1 million, respectively.
(2)
Includes allocation for noncontrolling interests for both the three and six months ended June 30, 2021 of approximately $860,000.
(3)
Includes allocation for noncontrolling interests for the three and six months ended June 30, 2021 of approximately $17,000 and $177,000, respectively.
(4)
Includes allocation for noncontrolling interests for the six months ended June 30, 2021 of approximately $129,000. There was no allocation for the three months ended June 30, 2021.
(5)
Includes allocation for noncontrolling interests for the three and six months ended June 30, 2021 of approximately $201,000 and $357,000, respectively.
(6)
Includes allocation for noncontrolling interests for the three and six months ended June 30, 2021 of approximately $1,000 and $3,000, respectively.
(7)
Includes allocation for noncontrolling interests for the three and six months ended June 30, 2021 of approximately $7,000 and $21,000, respectively.
(8)
Includes allocation for noncontrolling interests for the three and six months ended June 30, 2021 of approximately $19,000 and $152,000, respectively.
(9)
Includes allocation for noncontrolling interests for the three and six months ended June 30, 2021 of approximately $21,000 and $36,000, respectively.
(10)
Calculated using weighted average shares outstanding – diluted.
(11)
None of the shares of convertible stock and 602,506 unvested performance based restricted stock awards are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either June 30, 2021 or 2020. Weighted average shares outstanding – diluted in this table, which was used to calculate FFO per share and Core FFO per share, includes 23,094 weighted average unvested restricted shares outstanding for the six months ended June 30, 2021 however, these restricted shares were excluded from the calculation of diluted net loss per common share – GAAP because their effect would be antidilutive for the six months ended June 30, 2021. Income (loss) attributable to outstanding OP Common and Preferred units issued in the Self-Management Transaction are included in net (income) loss attributable to noncontrolling interest, and therefore, excluded from the calculation of earnings (loss) per common share, basic and diluted, for all periods presented.  In addition, in the event of a listing of the shares of our common stock on a national securities exchange, beginning 180 days after the date of such listing, the holders of OP Preferred Units shall have the right to require us to purchase the OP Preferred Units in exchange for a number of listed shares of our common stock determined by dividing (i) the number of OP Preferred Units multiplied by the redemption price as of the date of the exchange by (ii) the volume-weighted average price of such listed shares over the 30-day period prior to the date of the exchange.  We have estimated that the additional 7.5 million common shares that potentially could be issued for this conversion at June 30, 2021 were excluded from diluted earnings per share, FFO per share and Core FFO per share as their impact, including reflecting removal of the $1.1 million and $2.2 million preferred distribution from the numerator would be antidilutive for the three and six months ended June 30, 2021.

(Back to Index)

(Back to Index)

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements or obligations.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 21 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of June 30, 2021 and December 31, 2020, we had $713.3 million and $680.9 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the six months ended June 30, 2021 and the year ended December 31, 2020, our interest expense would have increased by $3.6 million and $6.7 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of June 30, 2021 and December 31, 2020, the face value of fixed rate outstanding borrowings was $847.9 million and $150.1 million, respectively. As of June 30, 2021 and December 31, 2020, our fixed rate outstanding borrowings had an estimated aggregate fair value of $815.3 million and $151.0 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher during the six months ended June 30, 2021 and the year ended December 31, 2020, the fair value of these fixed rate outstanding borrowings would have decreased by $46.0 million and $4.4 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended June 30, 2021 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the six months ended June 30, 2021, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	136,685	$9.08	—	(3)
February 2021	—	—	—	(3)
March 2021	169,112	9.08	305,797	(3)
April 2021	—	—	—	(3)
May 2021	—	—	—	(3)
June 2021	148,989	9.06	454,786	(3)
	454,786

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

(Back to Index)

(Back to Index)

program remains suspended except with respect to redemptions sought up on a stockholder’s death, disability, or confinement to a long-term care facility (each as defined in the Amended SRP).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) There have been no defaults with respect to any of our indebtedness.

(b) Not applicable.

(Back to Index)

(Back to Index)

ITEM 6. EXHIBITS

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

3.1	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 5, 2021)

3.2	Second Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2021)

4.1

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-184476) filed October 17, 2012)

4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 on Form S-3 (No. 333-184476) filed February 16, 2016)

10.1

Credit Agreement, dated as of May 20, 2021, among RRE Opportunity OP II, LP, as the Borrower, Resource REIT, Inc., Revolution I Merger Sub, LLC, RRE Opportunity Holdings LLC, RRE Opportunity Holdings II, LLC and certain subsidiaries of the Borrower from time to time party thereto, as guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 21, 2021)

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

RESOURCE REIT, INC.

August 10, 2021	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer, President and Director
(Principal Executive Officer)

August 10, 2021	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Chief Financial Officer, Executive Vice
President and Treasurer (Principal Financial Officer)
August 10, 2021	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Accounting Officer and Vice President
(Principal Accounting Officer)

(Back to Index)