Form 10-Q
period 2021-09-30
Resource REIT, Inc.
filed 2021-11-12
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, there were 165,636,606 shares of common stock of Resource REIT, Inc., $0.01 par value per share, outstanding.

(Back to Index)

RESOURCE REIT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Factors that could cause actual results to differ materially from these expectations include, but are not limited to, the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, the personal financial condition of our tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Investments:
Rental properties, net	$2,039,963	$897,975
Identified intangible assets, net	—	5
Assets held for sale - rental properties	75,215	—
Total investments	2,115,178	897,980
Cash	107,224	70,015
Restricted cash	19,976	14,769
Subtotal- cash and restricted cash	127,200	84,784
Due from related parties	—	2,763
Tenant receivables, net of allowance of $2,259 and $774, respectively	974	516
Prepaid expenses and other assets	10,192	6,000
Goodwill	154,667	154,935
Operating lease right-of-use assets	2,726	3,180
Total assets	$2,410,937	$1,150,158
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,550,464	$825,986
Accounts payable and accrued expenses	21,078	12,677
Accrued real estate taxes	20,759	7,370
Due to related parties	—	20,245
Tenant prepayments	2,227	1,210
Security deposits	5,201	2,860
Operating lease liabilities	2,761	3,190
Total liabilities	$1,602,490	$873,538
Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01; 1,000,000,000 shares authorized; 165,636,606 and 86,075,442 shares issued and outstanding (including 1,055,589 and 790,272 of unvested restricted shares, respectively)	1,656	861
Convertible stock; par value $.01; 50,000 shares authorized; 50,000 and 49,935 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,326,572	618,074
Accumulated other comprehensive income (loss)	(111)	(391)
Accumulated deficit	(519,671)	(469,736)
Total stockholders' equity	808,447	148,809
Noncontrolling interest	—	127,811
Total equity	808,447	276,620
Total liabilities and equity	$2,410,937	$1,150,158

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$62,961	$33,258	$178,466	$99,625
Property management fee income - related parties	—	289	342	289
Asset management fee income - related parties	—	702	833	702
Other revenue	—	—	37	—
Total revenues	62,961	34,249	179,678	100,616
Expenses:
Property operating expenses	17,013	10,652	48,824	28,911
Real estate taxes	7,292	4,033	22,477	12,864
Acquisition costs	—	—	—	113
Property management fees - third party	1,696	392	5,017	392
Property management fees- related party	—	1,124	—	4,071
Asset Management fees - related party	—	2,335	—	8,518
Transaction costs	—	1,849	—	1,849
Casualty loss	454	18	1,372	221
General and administrative- Property related	1,335	954	3,982	2,640
General and administrative- Corporate	5,207	1,972	18,454	5,332
Loss on disposal of assets	188	142	606	363
Depreciation and amortization expense	24,128	12,760	75,178	38,927
Total expenses	57,313	36,231	175,910	104,201
Income (loss) before other income (expense)	5,648	(1,982)	3,768	(3,585)
Other income (expense):
Interest expense	(10,774)	(5,632)	(36,204)	(19,772)
Interest income	—	42	21	141
Gain on sale of rental property	—	—	18,734	—
Gain on sale of land easement	—	20	—	310
Insurance proceeds in excess of cost basis	80	3	241	39
Total other income (expense)	(10,694)	(5,567)	(17,208)	(19,282)
Loss before income taxes	(5,046)	(7,549)	(13,440)	(22,867)
Provision for income taxes	—	—	(206)	—
Net loss	$(5,046)	$(7,549)	$(13,646)	$(22,867)
Redemption of preferred OP units	(342)	—	(342)	—
Preferred return to preferred OP unit holders	(921)	(286)	(3,161)	(286)
Net loss after preferred return	(6,309)	(7,835)	(17,149)	(23,153)
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	47	6	158	6
Less: Net loss attributable to noncontrolling interest	188	171	696	171
Net loss attributable to common stockholders	$(6,074)	$(7,658)	$(16,295)	$(22,976)

Weighted average common shares outstanding- basic	158,320	85,598	150,202	85,533
Weighted average common shares outstanding- diluted	158,320	85,598	150,202	85,533

Net loss per common share- BASIC	$(0.04)	$(0.09)	$(0.11)	$(0.27)
Net loss per common share- DILUTED	$(0.04)	$(0.09)	$(0.11)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(5,046)	$(7,549)	$(13,646)	$(22,867)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	61	29	120	109
Designated derivatives, fair value adjustments	(168)	(288)	169	(258)
Total comprehensive loss	(5,153)	(7,808)	(13,357)	(23,016)
Redemption of preferred OP units	(342)	—	(342)	—
Preferred return to preferred OP unit holders	(921)	(286)	(3,161)	(286)
Total comprehensive loss after preferred return to preferred OP unit holders	(6,416)	(8,094)	(16,860)	(23,302)
Net loss attributable to noncontrolling interest	188	171	696	171
Allocation of income to preferred unit holders attributable to noncontrolling interest	47	6	158	6
Total other comprehensive loss (income) attributable to noncontrolling interest	12	6	(9)	6
Comprehensive (income) loss attributable to noncontrolling interest	247	183	845	183
Comprehensive loss attributable to common stockholders	$(6,169)	$(7,911)	$(16,015)	$(23,119)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	86,076	$861	50	$1	$618,074	$(391)	$(469,736)	$148,809	$127,811	$276,620
Merger	71,222	712	—	—	644,563	—	—	645,275	—	645,275
Common stock issued through the distribution reinvestment plan	289	3	—	—	2,487	—	—	2,490	—	2,490
Issuance of restricted stock	568	5	—	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,022	—	—	3,022	—	3,022
Distributions declared	—	—	—	—	—	—	(11,029)	(11,029)	(555)	(11,584)
Common stock redemptions	(306)	(3)	—	—	(2,774)	—	—	(2,777)	—	(2,777)
Preferred return to preferred OP unit holders	—	—	—	—	—	—	(1,061)	(1,061)	(59)	(1,120)
Other comprehensive income	—	—	—	—	—	395	—	395	22	417
Net loss	—	—	—	—	—	—	(15,512)	(15,512)	(865)	(16,377)
Balance at March 31, 2021	157,849	$1,578	50	$1	$1,265,367	$4	$(497,338)	$769,612	$126,354	$895,966
Common stock issued through the distribution reinvestment plan	311	3	—	—	2,671	—	—	2,674	—	2,674
Issuance of restricted stock	(1)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	379	—	—	379	—	379
Distributions declared	—	—	—	—	—	—	(11,039)	(11,039)	(555)	(11,594)
Common stock redemptions	(149)	(1)	—	—	(1,348)	—	—	(1,349)	—	(1,349)
Preferred return to preferred OP unit holders	—	—	—	—	—	—	(1,068)	(1,068)	(52)	(1,120)
Other comprehensive loss	—	—	—	—	—	(20)		(20)	(1)	(21)
Net income	—	—	—	—	—	—	7,420	7,420	357	7,777
Balance at June 30, 2021	158,010	$1,580	50	$1	$1,267,069	$(16)	$(502,025)	$766,609	$126,103	$892,712
Common stock issued through the distribution reinvestment plan	314	3	—	—	2,701	—	—	2,704	—	2,704
Issuance of restricted stock	14	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	400	—	—	400	—	400
Distributions declared	—	—	—	—	—	—	(11,572)	(11,572)	—	(11,572)
Common stock redemptions	(241)	(2)	—	—	(2,179)	—	—	(2,181)	—	(2,181)
Conversion of common OP Units to common stock	7,540	75		—	58,581	—	—	58,656	(58,656)	—
Redemption of preferred OP units	—			—	—	—	(329)	(329)	(67,213)	(67,542)
Preferred return to preferred OP unit holders	—	—	—	—	—	—	(887)	(887)	(34)	(921)
Other comprehensive loss	—	—	—	—	—	(95)		(95)	(12)	(107)
Net loss	—	—	—	—	—	—	(4,858)	(4,858)	(188)	(5,046)
Balance at September 30, 2021	165,637	$1,656	50	$1	$1,326,572	$(111)	$(519,671)	$808,447	$—	$808,447

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	85,045	$850	50	$1	$616,310	$(218)	$(434,128)	$182,815	$—	$182,815
Common stock issued through the distribution reinvestment plan	717	7	—	—	6,078	—	—	6,085	—	6,085
Distributions declared	—	—	—	—	—	—	(10,449)	(10,449)	—	(10,449)
Common stock redemptions	(34)	(1)	—	—	(300)	—	—	(301)	—	(301)
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Net loss	—	—	—	—	—	—	(8,821)	(8,821)	—	(8,821)
Balance at March 31, 2020	85,728	$856	50	$1	$622,088	$(120)	$(453,398)	$169,427	$—	$169,427
Common stock redemptions	(130)	(1)	—	—	(1,181)	—	—	(1,182)	—	(1,182)
Other comprehensive income	—	—	—	—	—	12	—	12	—	12
Net loss	—	—	—	—	—	—	(6,497)	(6,497)	—	(6,497)
Balance at June 30, 2020	85,598	$855	50	$1	$620,907	$(108)	$(459,895)	$161,760	$—	$161,760
Issuance of operating partnership units in Self-Management Transaction	—	—	—	—	—	—	—	—	128,200	128,200
Issuance of restricted stock	791	8	—	—	(8)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2	—	—	2	—	2
Allocation of income to preferred unit holders	—	—	—	—	—	—	(280)	(280)	(6)	(286)
Other comprehensive loss	—	—	—	—	—	(253)	—	(253)	(6)	(259)
Net loss	—	—	—	—	—	—	(7,378)	(7,378)	(171)	(7,549)
Balance at September 30, 2020	86,389	$863	50	$1	$620,901	$(361)	$(467,553)	$153,851	$128,017	$281,868

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,646)	$(22,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	606	363
Casualty (gains)/ losses, net of insurance proceeds received	881	(533)
Net gain on disposition of property	(18,734)	—
Net gain on sale of land easement	—	(310)
Loss on extinguishment of debt	1,462	—
Depreciation and amortization	75,178	38,927
Amortization of deferred financing costs	1,887	1,117
Amortization of debt premium (discount)	216	(246)
Realized loss on change in fair value of interest rate cap	120	109
Stock-based compensation	3,801	2
Accretion of discount and direct loan fees and costs	—	(31)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(149)	(226)
Prepaid expenses and other assets	3,677	(3,134)
Due to/from related parties, net	23	1,527
Accounts payable and accrued expenses	4,586	(776)
Tenant prepayments	(713)	24
Security deposits	357	276
Net cash provided by operating activities	59,552	14,222
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	24,122	—
Cash acquired in connection with the Merger, net of acquisition costs	76,858	—
Proceeds from sale of land easement	—	312
Working capital paid in Self-Management Transaction	—	(852)
Insurance proceeds received for casualty losses	6,853	674
Capital expenditures	(18,260)	(8,513)
Principal payments received on loans held for investment	—	20
Payment of consideration related to Self-Management Transaction	(19,125)	—
Net cash provided by (used in) investing activities	70,448	(8,359)
Cash flows from financing activities:
Redemptions of common and convertible stock	(6,307)	(1,483)
Redemptions of preferred OP units	(67,542)	—
Payment of deferred financing costs	(5,523)	—
Borrowings on mortgages	33,202	9,452
Principal repayments on mortgages	(10,815)	(8,459)
Purchase of interest rate caps	(556)	(295)
Distributions paid on common stock	(26,882)	(4,364)
Distributions paid to preferred OP unit holders	(3,161)	—
Net cash used in financing activities	(87,584)	(5,149)
Net increase in cash and restricted cash	42,416	714
Cash and restricted cash at beginning of period	84,784	61,838
Cash and restricted cash at end of period	$127,200	$62,552
Reconciliation of cash and restricted cash
Cash	$107,224	$50,427
Restricted cash	19,976	12,125
Cash and restricted cash at end of period	$127,200	$62,552

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource REIT, Inc., formerly known as Resource Real Estate Opportunity REIT II, Inc. (“REIT II”) was organized in Maryland on September 28, 2012. REIT II launched an initial public offering in February 2014, the primary portion of which terminated in February 2016. Substantially all of the business of Resource REIT, Inc. is conducted through RRE Opportunity OP II, LP (“OP II” or the “Operating Partnership”) in which Resource REIT, Inc. is the sole general partner.

Resource REIT, Inc.'s objective is to make investments in apartment communities to provide investors with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire underperforming apartments which it will renovate and stabilize in order to increase rents.

Resource REIT, Inc. elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2014. Resource REIT, Inc. also operates its business in a manner intended to permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

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

SEPTEMBER 30, 2021

(unaudited)

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

Effective as of the close of the REIT I Merger, REIT II acquired Resource Real Estate Opportunity Advisor II, LLC and Resource Real Estate Opportunity Advisor, LLC (the “Former Advisor”), Resource Apartment Advisor III, LLC and became a self-managed REIT. In connection with the Mergers, REIT II was the legal acquirer and REIT I was the accounting acquirer for financial reporting purposes, as discussed in Note 6, Rental Properties. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects REIT I’s results. For this reason, period to period comparisons may not be meaningful.

On September 8, 2020, REIT I, entered into a series of transactions to become self-managed (the “Self-Management Transaction”) as further described in Note 3, Self-Management Transaction, and succeeded to the advisory, asset management and property management arrangements in place for the Company.

As of September 30, 2021, a total of 165.6 million shares of common stock, including shares issued through the distribution reinvestment plan, remain outstanding.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The REIT I consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2020. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Amended Current Report on Form 8-K/A filed by the Company on April 8, 2021. The results of operations for the nine months ended September 30, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021. The Company has adopted a fiscal year ending December 31.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the three and nine months ended September 30, 2021; however, a small percentage of its tenants requested a rent deferral as a result of the pandemic. The Company evaluates each tenant rent deferral request on an individual basis, considering a number of factors. Not all tenant requests have or will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. There are no executed short-term rent deferral plans outstanding at September 30, 2021.

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

SEPTEMBER 30, 2021

(unaudited)

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

Concentration of Risk

As of September 30, 2021, the Company's real estate investments in Texas, Georgia, Illinois, and Colorado represented 25%, 13%, 11%, and 10%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of September 30, 2021, the Company had four

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

rental properties included in assets held for sale. As of December 31, 2020, the Company had no rental properties included in assets held for sale.

Rental Properties

The Company records acquired rental properties at fair value on the acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight-line method. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	2.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related lease

Improvements and replacements are capitalized when they have a useful life greater than or equal to one year. Construction management fees are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

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

In conjunction with the Mergers, and for the Company’s annual estimated value per share calculation of the combined company following the Mergers, a third-party was engaged to provide the estimated fair value of our rental properties as of January 28, 2021. The Company compared these values to its carrying values and concluded that there was no indication that the carrying value of the Company’s investments in real estate were not recoverable as of September 30, 2021. There were no indications of impairment or impairment losses recorded on long-lived assets during the three and nine months ended September 30, 2021 and 2020.

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

SEPTEMBER 30, 2021

(unaudited)

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and nine months ended September 30, 2021 and 2020.

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease, which is accounted for in accordance with ASC 842, Leases (“ASC 842”).

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $50.5 million for the remainder of 2021 and $85.9 million for the twelve months ending December 31, 2022. These figures include future minimum rentals to be received from noncancelable operating leases for residential rental properties held for sale of $2.6 million for the remainder of 2021 and $4.3 million for the twelve months ending December 31, 2022. The future minimum rental payments to be received from noncancelable operating leases for both commercial rental properties and antenna rentals are $104,000 for the remainder of 2021 and $427,000, $393,000, $336,000, and $253,000 for the years ending December 31, 2022 through December 31, 2025, respectively, and $1.3 million thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

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

The Company has revenue sharing arrangements for cable income from contracts with cable providers at the Company’s properties. Included in accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 is a contract liability related to deferred revenue from contracts with cable providers of approximately $1.6 million and $760,000, respectively. The Company recognizes income on a straight-line basis over the contract period of 10 years to 12 years. During the three and nine months ended September 30, 2021, approximately $61,000 and $174,000, respectively, of revenue from the contract liability was recognized as income.

Following the Self- Management Transaction (described in Note 3 below) through the effective date of the Mergers on January 28, 2021, the Company received asset management and property management fees from REIT II and REIT III. The monthly asset management fee was equal to one-twelfth of 1.0% of the cost of each asset held by REIT II and one-twelfth of 1.0% of the appraised value of each asset held by REIT III, without deduction for depreciation, bad debts or other non-cash reserves. The monthly property management fee was calculated based on 4.5% of the gross monthly receipts from REIT II's and REIT III’s properties. The Company recognized revenue for both asset and property management fees as earned on a monthly basis. The Company had determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for asset and property management services are satisfied as the services are rendered. The Company was compensated for its services on a monthly basis and these services represent a series of distinct daily services in accordance with ASC 606. As a result of the Mergers, these fees are no longer being paid.

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

Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels. As of September 30, 2021 and December 31, 2020, the Company recorded a $2.3 million and $774,000 allowance for bad debts, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The total adjustment to rental and other property income for the three and nine months ended September 30, 2021 was approximately $522,000 and $2.1 million, respectively, for provision for bad debt expense, net of recoveries. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations. The age of the receivables included in the allowance balance as of September 30, 2021 was: 10.5% less than 30 days past due, 11.1% 31-60 days past due, 1.1% 61-90 days past due and 77.3% over 90 days past due.

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

SEPTEMBER 30, 2021

(unaudited)

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of both September 30, 2021 and December 31, 2020, the Company treated one of its subsidiaries as a TRS.

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

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2016 and prior.

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

None of the shares of convertible stock (see Note 13) or 602,506 unvested performance awards are included in the diluted earnings per share calculations, because the necessary conditions for conversion have not been satisfied as of September 30, 2021 (were such date to represent the end of the contingency period). Additionally, due to losses for the three and nine months ended September 30, 2021, the calculation of diluted earnings per share excludes 84,290 and 43,492 unvested restricted shares as their effect would be antidilutive.

Prior to their redemption and/or conversion, net losses attributable to outstanding OP Common Units and OP Preferred Units were included in net (income) loss attributable to noncontrolling interest, and therefore, were excluded from the calculation of income (loss) per common share, basic and diluted, for all periods presented.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

NOTE 3 – SELF-MANAGEMENT TRANSACTION

On September 8, 2020, OP I, entered into the Self-Management Transaction with Resource PM Holdings LLC (“PM Holdings”), Resource Real Estate LLC (formerly known as Resource NewCo, LLC)(“Advisor Holdings”), C-III Capital Partners LLC (“C-III” or “PM Contributor”), RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) (“Advisor Contributor” or “Legacy Co”) and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to OP I all of the membership interests in PM Holdings and Advisor Holdings and certain assets related to the business of PM Holdings and Advisor Holdings including 100% of the membership interests in PM Holdings and Advisor Holdings and $659,000 of leasehold improvements and furniture in exchange for approximately 6.2 million common operating partnership units in OP I (“OP I Common Units”) and 319,965 Series A Preferred Units in OP I (“OP I Preferred Units”) (collectively “OP I Units”). Additional consideration included the following deferred payments in cash: (i) $7.5 million paid upon the effectiveness of the Merger; (ii) six monthly payments of $2.0 million, totaling $12.0 million, for the six months following the closing of the Self-Management Transaction and (iii) 12 monthly payments of $625,000, totaling $7.5 million, for the 12 months following the closing of the Self-Management Transaction. At the time of the REIT I Partnership Merger, the OP I Common Units converted into approximately 7.5 million OP Common Units; the participation rights of the OP I Preferred Units increased to 391,711 OP Preferred Units.

On September 13, 2021, the Company entered into a letter agreement with C-III and Legacy Co, and on September 14, 2021, the Company redeemed 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co and exchanged 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of common stock of the Company.

As part of the Self-Management Transaction, REIT I paid outstanding obligations due to RAI of approximately $811,000, presented in the table below as “Net working capital” consisting primarily of $4.3 million in accrued management fees transferred to the Company as well as $150,000 of prepaid rent, software subscriptions, and security deposits. Additionally, the Company assumed payroll liabilities of $2.9 million and $684,000 due to the third-party property manager, Greystar. The operating leases for office space in Philadelphia, Pennsylvania and Denver, Colorado were assumed by REIT I. In accordance with ASC 842, Leases, an operating lease right of use asset and liability were calculated and reflected as part of the Self-Management Transaction.

As part of the Self-Management Transaction, Advisor Holdings hired the workforce currently responsible for the management and day-to-day real estate and accounting operations of the Company under the various agreements acquired.

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

SEPTEMBER 30, 2021

(unaudited)

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

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$7,868	$6,085
Repayments on borrowings through refinancing	461,968	65,941
Accruals for construction in progress	4,104	573
Deferred financing costs funded directly by mortgage notes	—	607
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	24,801	—
Non-cash activity related to Self-Management Transaction:
Goodwill - Self-Management Transaction	—	154,531
Due to related parties	—	27,000
Operating Partnership units issued in exchange for net assets acquired	—	128,200
Accrued allocation of income to preferred unit holders	—	286
Operating lease right of use assets assumed	—	3,244
Operating lease liabilities assumed	—	3,244
Property and equipment assumed	—	659
Non-cash activity related to Merger:
Net assets acquired in REIT II Merger in exchange for common shares	$543,840	$—
Net assets acquired in REIT III Merger in exchange for common shares	101,435	—
Implied REIT I common stock issued in exchange for net assets acquired in Merger	645,275	—
Cash paid during the period for:
Interest	$30,876	$19,561

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

NOTE 5 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, debt service, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	September 30, 2021	December 31, 2020
Real estate taxes	$11,733	$7,910
Insurance	1,424	1,350
Debt service reserve	3,118	2,045
Capital improvements	3,701	3,464
Total	$19,976	$14,769

NOTE 6 - RENTAL PROPERTIES, NET

As of September 30, 2021, the Company's investments in rental properties consisted of 45 apartment properties that contain 13,707 units, which excludes four properties that contain 936 units that are held for sale. The following table summarizes the Company's investments in rental properties (in thousands):

	September 30, 2021	December 31, 2020
Land	$352,068	$196,355
Building and improvements	1,926,134	929,323
Furniture, fixtures and equipment	59,137	46,879
Construction in progress	10,992	1,374
	2,348,331	1,173,931
Less: accumulated depreciation	(308,368)	(275,956)
Rental properties, net	$2,039,963	$897,975

Depreciation expense for the three and nine months ended September 30, 2021 was $23.1 million and $66.8 million, respectively, as compared to $12.8 million and $38.9 million for the three and nine months ended September 30, 2020, respectively.

During the three months ended September 30, 2021, the Company entered into agreements to sell four rental properties, The Retreat at Rocky Ridge, Tech Center Square, The Brookwood and Pines of York, with net book values totaling $75.2 million. The Company confirmed the intent and ability to sell these properties in their present conditions and these properties qualified for held for sale accounting treatment upon meeting all applicable criteria prior to September 30, 2021, at which time depreciation ceased. As such, the assets associated with these properties were separately classified and included as assets held for sale on the Company's consolidated balance sheet as of September 30, 2021. The Company completed the sales on October 12, 2021, October 21, 2021, October 26, 2021 and November 2, 2021, respectively.

The following table summarizes the Company's investments in rental properties held for sale (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

September 30, 2021
Land	$12,510
Building and improvements	78,207
Furniture, fixtures and equipment	3,528
Construction in progress	28
94,273
Less: accumulated depreciation	(19,058)
Assets held for sale - rental properties	$75,215

The following table presents the Company's revenues and net income/(loss) attributable to the properties held for sale for the three and nine months ended September 30, 2021 (in thousands):

	Revenues Attributable to Property Held For Sale		Net Income/(Loss) Attributable to Property Held For Sale
Multifamily Community	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
The Retreat at Rocky Ridge	$634	$1,825	$254	$311
Tech Center Square	$750	$2,207	$256	$413
The Brookwood	$1,028	$3,095	$78	$(350)
Pines of York	$862	$2,586	$127	$235

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(unaudited)

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

SEPTEMBER 30, 2021

(unaudited)

calculated using the most applicable treasury rate based on the remaining term of the debt and applying a market-derived spread (Level 3).

The revenue and net loss of the 23 properties (6,508 units) acquired in the Mergers is as follows for the three and nine months ended September 30, 2021 (in thousands):

	REIT II		REIT III		Total
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$23,177	$61,161	$5,648	$15,029	$28,825	$76,190
Net loss	$(1,567)	$(11,452)	$(273)	$(1,973)	$(1,840)	$(13,425)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Mergers and the Self–Management Transaction had been included in operations as of January 1, 2020 (in thousands, except per share data):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Revenue	$186,173	$239,902
Net loss	$(7,898)	$(63,985)
Net loss attributable to noncontrolling interests	$491	$3,287
Net loss attributable to common stockholders	$(10,910)	$(65,178)
Net loss to common stockholders per share, basic and diluted	$(0.07)	$(0.41)

NOTE 7 - DISPOSITION OF PROPERTY

The Company disposed of one property during the nine months ended September 30, 2021. There were no dispositions during the three months ended September 30, 2021 and three and nine months ended September 30, 2020. The following table presents details of the Company's disposition activity during the three and nine months ended September 30, 2021 (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Evergreen at Coursey Place	Baton Rouge, LA	6/29/2021	$49,751	$-	$18,734

The following table presents the Company's revenues and net income/(loss) attributable to the property sold, excluding gain on sale, for the three and nine months ended September 30, 2021 (in thousands):

	Revenues Attributable to Property Sold		Net Income/(Loss) Attributable to Property Sold
Multifamily Community	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Evergreen at Coursey Place	$21	$2,234	$24	$(134)

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $0 and $5,000 as of September 30, 2021 and December 31, 2020, respectively, net of accumulated amortization of $34.4 million and $27.1 million, respectively.

Amortization of the antennae leases for the three and nine months ended September 30, 2021 was approximately $2,025 and $4,682, respectively. Amortization of the antennae leases for the three and nine months ended September 30, 2020 was approximately $1,300 and $7,600, respectively.

Amortization of the in-place apartment unit rentals was $1.0 million and $8.4 million for the three and nine months ended September 30, 2021, respectively. There was no amortization of in-place apartment unit rentals for the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the Company had approximately $154.7 million and $154.9 million, respectively, of goodwill included on the consolidated balance sheets. The table below presents the rollforward of activity in goodwill for the nine months ended September 30, 2021:

Balance, January 1, 2021	$154,935
Sale of Evergreen at Coursey Place	(268)
Balance, September 30, 2021	$154,667

NOTE 9 - DEBT

The following table presents a summary of the Company's debt (in thousands):

			Weighted Average Maturity in Years at
	September 30, 2021	December 31, 2020	September 30, 2021
Mortgage notes payable, net - variable rate	$704,144	$675,791	3.93
Mortgage notes payable, net - fixed rate	846,320	150,195	6.20
Total mortgage notes payable, net	$1,550,464	$825,986	5.16
Revolving credit facility	$—	$—	—

Weighted average interest rate on mortgages - variable	2.06%	2.12%
Weighted average interest rate on mortgages - fixed	3.04%	4.03%
Weighted average interest rate on revolving credit facility	—	—
Weighted average interest rate on total debt	2.60%	2.46%

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

SEPTEMBER 30, 2021

(unaudited)

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

The initial advance of $495.2 million under the Facility occurred on January 28, 2021 and is secured by the following twelve multifamily properties located in Arizona, Colorado, Georgia, Oregon and Texas (including five properties formerly held by REIT II): Estates at Johns Creek, Heritage Pointe, Providence in the Park, South Lamar Village, Verona Apartments, Westside, 81 Fifty at West Hills, Adair off Addison I & II, Montclair Terrace, Palmer at Las Colinas, and Uptown Buckhead. The proceeds from the initial advance were used to refinance or pay off $462.0 million of the Company’s debt. Loans that were repaid in full were loans secured by Vista Apartment Homes, Cannery Lofts, Retreat at Rocky Ridge, Tech Center Square, and Aston at Cinco Ranch. The Company recorded $4.6 million of extinguishment costs upon the refinance for the nine months ended September 30, 2021 including $2.4 million in prepayment penalties.

Additional information about the initial advance on the Facility, which is included in Mortgage notes payable, net on the Consolidated Balance Sheet as of September 30, 2021, is as follows (in thousands):

Collateral	Original Loan Amount	Maturity Date	Type	Annual Interest Rate
Fixed Advance 1	$235,205	2/1/2031	Fixed	2.79%
Fixed Advance 2	$235,205	2/1/2028	Fixed	2.62%
Floating Advance	$24,760	2/1/2031	Floating (1)	2.11%

(1) Floating rate based on 30-day average Secured Overnight Financing Rate "SOFR" plus a fixed margin of 2.06%.

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

The Company is also subject to certain financial covenants, including (i) the ratio of the Company’s consolidated indebtedness to total asset value not to exceed 65% as of the last day of each of the first six fiscal quarters ending after May 20,

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

2021 and 60% as of the last day of each fiscal quarter thereafter; (ii) consolidated secured recourse indebtedness other than the Credit Facility not to exceed 5% of total asset value; (iii) consolidated fixed charge coverage ratio not less than 1.35x to 1.00x as of the last day of each of the first four fiscal quarters ending after May 20, 2021 and 1.50x to 1.00x as of the last day of each fiscal quarter thereafter; and (iv) tangible net worth not less $678.8 million, plus 75% of the net proceeds of any future equity issuances by the Company or any of its consolidated subsidiaries. The Company is in compliance with each of the applicable financial covenants as of September 30, 2021.

There were no borrowings under the Credit Facility during the three and nine months ended September 30, 2021. As of September 30, 2021, availability under the Credit Facility was $80.9 million and was secured by five apartment communities: Vista Apartment Homes, Cannery Lofts, Retreat at Rocky Ridge, Tech Center Square, and Aston at Cinco Ranch. The Company has $1.1 million of deferred finance costs for the Credit Facility which is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheet as of September 30, 2021, which will be amortized over the term of the Credit Facility. During three and nine months ended September 30, 2021, $93,000 and $137,000, respectively, of amortization of deferred financing costs related to the Credit Facility were included in interest expense. Accumulated amortization of deferred financing costs related to the Credit Facility as of September 30, 2021 was $137,000 and the net book value of deferred financing costs related to the Credit Facility as of September 30, 2021 was $985,000.

Other Debt

Mortgage notes payable assumed as part of both the Mergers and the acquisitions of Point Bonita Apartment Homes, Paladin (Pines of York and Evergreen at Coursey, prior to its sale), and Maxwell were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. The net premium or discount included in the consolidated balance sheets as of September 30, 2021 was $30,458. For the three months ended September 30, 2021 and 2020, interest expense was reduced by approximately $151,000 and $82,000, respectively, for the amortization of the premium or discount. For the nine months ended September 30, 2021 and 2020, interest expense was increased by approximately $216,000 and reduced by $246,000, respectively, for the amortization of the premium or discount.

As of September 30, 2021, the Company owned 44 apartment communities that served as collateral for mortgages payable. All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

The following table presents the Company's annual future principal payments on outstanding borrowings as of September 30, 2021 (in thousands):

Remainder 2021	$36,173
2022	53,280
2023	58,672
2024	280,110
2025	191,721
2026	114,210
Thereafter	823,149
$1,557,315

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts under mortgage notes, other than the notes with respect to the Credit Facility, by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. As of September 30, 2021, the Company believes that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

The Company has a $74.6 million mortgage secured by The Bryant at Yorba Linda which matures on April 15, 2027. The mortgage loan includes net worth, liquidity, and debt service coverage ratio covenants. The Company was in compliance with all covenants related to this loan as of September 30, 2021.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended September 30, 2021 and 2020, $336,000 and $363,000, respectively, of amortization of deferred financing costs related to mortgages payable was included in interest expense. During the nine months ended September 30, 2021 and 2020, $3.3 million and $1.1 million, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization of deferred financing costs related to mortgages payable as of September 30, 2021 and December 31, 2020 was $4.8 million and $6.4 million, respectively and the net book value of deferred financing costs as of September 30, 2021 and December 31, 2020 related to mortgage notes payable was $6.9 million and $5.7 million, respectively.

NOTE 10 - LEASES

As the lessee, the Company’s operating leases primarily consist of office leases, a parking lot lease and office equipment leases. These operating leases have remaining terms ranging from less than one year to six years. Some of the leases include options to extend the lease for up to an additional five years. Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability. As of September 30, 2021, the payments due under the contractually-obligated portion of these leases totaled $2.9 million. The market rate is used for leases, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate based on the information available at commencement date is used. As of September 30, 2021, the weighted average remaining lease term was 4.92 years and the weighted average discount rate was 2.22% for the Company’s operating leases. As of September 30, 2021, the Company included approximately $2.7 million in its consolidated balance sheet for operating lease right-of-use operating lease assets.

The Company’s lease expense related to the parking lot lease for both three and nine months ended September 30, 2021 and three and nine months ended September 30, 2020 was approximately $9,000 and $27,000, respectively, which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the three and nine months ended September 30, 2021 was approximately $154,000 and $477,000, respectively, and for the three and nine months ended September 30, 2020 was approximately $47,000 and $88,000, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending September 30, and thereafter (in thousands):

Remainder 2021	$152
2022	583
2023	572
2024	573
2025	586
Thereafter	448
$2,914

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of the Company's accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020 (in thousands):

Balance, January 1, 2021	$(391)
Reclassification adjustment for realized loss on designated derivatives	120
Designated derivatives, fair value adjustments	169
Balance before noncontrolling interest	$(102)
Noncontrolling interest	(9)
Balance, September 30, 2021	$(111)

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

Balance, January 1, 2020	$(218)
Reclassification adjustment for realized loss on designated derivatives	109
Designated derivatives, fair value adjustments	(258)
Balance before noncontrolling interest	$(367)
Noncontrolling interest	6
Balance, September 30, 2020	$(361)

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with C-III and RAI

As of September 30, 2021, C-III and its subsidiary, Legacy Co, collectively own approximately 8.3 million common shares. Following the Self-Management Transaction and prior to September 14, 2021, C-III and Legacy Co collectively owned approximately 7.5 million OP Common Units and 319,965 OP Preferred Units and had the right to designate one individual to be included on the board of directors of the Company. In accordance with a letter agreement between the parties, on September 14, 2021, the Company redeemed 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co for $67.5 million and exchanged 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of common stock of the Company. In addition, the board nominee resigned his position as a member of the board of directors of the Company. Prior to the Self-Management Transaction, C-III controlled our Former Advisor as well as the external advisors to REIT II and REIT III, as indirect subsidiaries of RAI, and owned the property management entities for the Company, REIT II and REIT III.

On September 8, 2020, the Company entered into a Transitional Services Agreement with C-III, Advisor Contributor and RAI (the “Transitional Services Agreement”), pursuant to which, effective September 8, 2020 and for a one-year period, C-III provided to the Company and its affiliates and subsidiaries certain services in order to ensure an orderly transition and the continued conduct and operation of the advisory and property management business acquired by the Company in connection with the Self-Management Transaction. In connection with these services, the Company has paid C-III an agreed-upon monthly fee for each service provided, as well as reimbursement of out-of-pocket expenses incurred by C-III and RAI as a result of the provision of these services. C-III also reimbursed the Company for services provided by the Company’s employees to C-III during this period. In addition, C-III sublet from the Company a portion of the office space in Philadelphia until December 31, 2020.

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

General liability loss policy. The Company (with other properties directly managed by RAI) had an insured and dedicated limit for the general liability of $1,000,000 per occurrence. Total claims were limited to $2.0 million per premium year. In excess of these limits, the Company participated (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence was $51.0 million for the general and excess liability program, after a $25,000 deductible per incident. This policy expired on March 1, 2021 and was replaced with similar coverage in the normal course of business independent of RAI and C-III.

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

SEPTEMBER 30, 2021

(unaudited)

Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Former Advisor

In September 2009, the Company entered into an advisory agreement, which has been amended at various times thereafter (the “Advisory Agreement”), pursuant to which the Former Advisor provided the Company with investment management, administrative and related services. The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on September 14, 2022. Under the Advisory Agreement, the Former Advisor received fees and was reimbursed for its expenses as set forth below. Following the Self-Management transaction, the Company is no longer externally advised and these fees are no longer being paid:

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

Relationship with Resource Real Estate Opportunity Manager

Prior to the Self-Management Transaction, Resource Real Estate Opportunity Manager (the “Manager”) managed the Company's real estate properties and real estate-related debt investments and coordinated the leasing of, and managed construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager. On the date of the Self-Management Transaction, the Manager became an indirect subsidiary of the Company.

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

SEPTEMBER 30, 2021

(unaudited)

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

Relationship with ACRES Commercial Realty Corp. (“ACR”)

The Company provided office space and other office-related services to ACRES Commercial Realty Corp. (f/k/a Exantas Capital Corp.) under a sublease that was assigned from RAI which terminated on March 31, 2021. In addition, three employees of the Company provided internal audit services until March 31, 2021 under an internal audit engagement letter that was assigned from RAI to Resource NewCo LLC, a subsidiary of the Company. The Company's Chief Financial Officer was a director of ACR until June 2021.

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	September 30, 2021	December 31, 2020
Due from related parties:
REIT II
Management fees	$—	$327
Operating expense reimbursements	—	1,588
	—	1,915
REIT III
Management fees	—	79
Deferred organization and offering costs reimbursements	—	769
	—	848
	$—	$2,763
Due to related parties:
C-III/RAI
Self-Management Transaction consideration	$—	$19,125
Allocation of income to preferred unit holders	—	1,120
	$—	$20,245

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fees earned / expenses paid to related parties:
Former Advisor (prior to 9/8/2020):
Acquisition costs (1)	$—	$—	$—	$113
Asset management fees (2)	—	2,335	—	8,517
Debt financing fees (4)	—	—	—	43
Overhead allocation (3)	—	687	—	2,955
Internal audit (3)	—	19	—	75
Manager (prior to 9/8/2020):
Property management fees (2)	$—	$1,124	$—	$4,071
Construction management fees (4)	—	16	—	162
Debt servicing fees (2)	—	—	—	1
REIT II (prior to 1/28/2021):
Asset management fee income	$—	$563	$669	$563
Property management fee income	—	231	275	231
Operating expense reimbursements (3)	—	279	371	279
Internal audit (3)	—	7	8	7
REIT III (prior to 1/28/2021):
Asset management fee income	$—	$139	$164	$139
Property management fee income	—	58	67	60
C-III/RAI:
Transition services paid to C-III(3)	$—	$—	$2	$—
Preferred unit distributions	921	—	3,161	—
ACR
Internal audit	$—	$—	$37	$—
Sublease rent reimbursement (3)	—	—	30	—

(1) Included in Acquisition Costs on the consolidated statements of operations. This amount represents the net acquisition fee paid to the Former Advisor during the nine months ended September 30, 2020 for additional capital funding contributed to the properties.

(2) Included in Management fees - related party on the consolidated statements of operations.

(3) Included in General and administrative on the consolidated statements of operations.

(4) Capitalized and included in Rental Properties, net on the consolidated balance sheets.

NOTE 13 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock. As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

Common Stock

As of September 30, 2021, the Company had an aggregate 165.6 million shares of its $0.01 par value common stock outstanding including 1.1 million of unvested restricted shares. In accordance with the Company’s distribution reinvestment plan (“DRP”), participants in the DRP acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of common stock. Commencing on March 31, 2021, participants acquired shares of the Company’s common stock under the plan at a price equal to $8.61 per share. The following table summarizes the activity (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	28,728,077	276,812
Restricted shares issued to employees	1,370,952	—
Shares issued through conversion of common OP units	7,539,738	—
Shares issued in conjunction with the Merger	14,724,323	—
Total	185,972,657	$1,579,394
Shares redeemed and retired	(20,336,051)
Total shares issued and outstanding as of September 30, 2021	165,636,606

Convertible Stock

As of December 31, 2020, REIT I had 49,935 of $0.01 par value convertible stock outstanding. RAI owned 30,273 shares, affiliated and formerly affiliated persons owned 18,790 shares and outside investors owned 872 shares at December 31, 2020. The convertible stock would have converted into shares of the Company’s common stock upon the occurrence of certain events. Upon the closing of the Mergers, each share of REIT I Convertible Stock converted into the right to receive $0.02 in cash (without interest).

As of September 30, 2021, the Company had 50,000 shares of $0.01 par value convertible stock outstanding which were owned by the Company and affiliated and formerly affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

SEPTEMBER 30, 2021

(unaudited)

(B) the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

As of September 30, 2021, no Triggering Event has occurred or was probable to occur.

Redemption of Securities

During the nine months ended September 30, 2021, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2021	136,685	$9.08
February 2021	—	—
March 2021	169,112	$9.08
April 2021	—	—
May 2021	—	—
June 2021	148,989	$9.06
July 2021	—	—
August 2021	—	—
September 2021	240,767	$9.06
	695,553

(1) The shares redeemed in January 2021 and 1,147 of the shares redeemed in September 2021 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

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

Distributions Paid to Common Stockholders

For the nine months ended September 30, 2021, the Company paid common stockholders aggregate distributions of $33.6 million including $7.9 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan and $25.8 million of distributions paid in cash as follows (in thousands, except per share data):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

Record Date	Per Common Share	Distribution Date	Net Cash Distribution	Distributions Reinvested in Shares of Common Stock	Total Aggregate Distribution
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029
June 29, 2021	0.07	June 30, 2021	8,365	2,674	11,039
September 29, 2021	0.07	September 30, 2021	8,868	2,704	11,572
	$0.21		$25,772	$7,868	$33,640

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

In conjunction with the Self-Management Transaction in September 2020, officers and certain employees of REIT I were granted awards of restricted stock of REIT I pursuant to the 2020 LTIP in the aggregate amount of 645,526 shares. Upon the REIT I Merger, these grants converted to 790,272 shares of the Company. The fair value of the shares granted as converted upon the REIT I Merger were estimated to be $9.08 per share. Of the awards granted, 779,102 shares of restricted stock are performance-based awards and vested 40%, or 311,641 shares, upon the completion of the REIT I Merger; and 60% will vest upon the completion of an initial public offering or a future liquidity event. The remaining 11,170 shares of restricted stock granted are time-based awards and will vest ratably over a three-year period. The Company recorded compensation expense in the nine months ended September 30, 2021 related to these awards of approximately $3.8 million. Dividends on the performance-based awards of restricted stock will not be paid but will be accrued over the vesting period. The accrual as of September 30, 2021 was approximately $127,000 and was included in Accounts payable and accrued expenses on the consolidated balance sheets.

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

Employees were awarded 404,306 shares of three-year vesting restricted stock and the Company’s non-employee directors were awarded 42,980 shares of one-year vesting restricted stock during the nine months ended September 30, 2021. The following table presents the changes in unvested restricted stock for the nine months ended September 30, 2021:

	Performance Based Awards	Weighted Average Grant Date Fair Value	Time-Based Service Awards	Weighted Average Grant Date Fair Value	Total Awards
Unvested restricted shares, beginning of period	779,102		11,170		790,272
Granted	135,045	$9.08	447,286	$9.08	582,331
Forfeited	-		(1,651)		(1,651)
Vested	(311,641)		(3,722)		(315,363)
Unvested restricted shares, end of period	602,506		453,083		1,055,589

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

On September 13, 2021, the Company entered into a letter agreement with C-III and Legacy Co, pursuant to which the parties agreed to the following with respect to all outstanding operating partnership units of OP II, held by C-III and Legacy Co. C-III and Legacy Co provided their consent and waiver to the early redemption by OP II of the Series A Preferred Units at the Redemption Price (as defined in the limited partnership agreement for OP II (the “Partnership Agreement”)), plus all accrued distributions on September 14, 2021, prior to the second anniversary of the original issuance date as contemplated by the Partnership Agreement. In addition, the Company agreed to waive the two-year hold period for the exercise of the exchange right provided to C-III and Legacy Co in the Partnership Agreement with respect to their common units, and C-III and Legacy Co provided notice of exchange to OP II and the Company.

In accordance with the letter agreement, on September 14, 2021, the Company redeemed 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co for $67.5 million and exchanged 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of common stock of the Company. Due to the redemption and conversion as described in Note 1, there are no noncontrolling interests as of September 30, 2021.

Each OP Preferred Unit was entitled to a 7.00% per annum preferred priority return on the stated value of each OP Preferred Unit commencing on the date of issuance and ending on the fifth anniversary of the date of issuance, as well as, with respect to such distribution period, the amount of distributions a holder of such OP Preferred Unit would be entitled to receive if such OP Preferred Units were treated as part of a single class of units with the Common Units with the right to participate in distributions pari passu with the Common Units (the “Preferred Return”).

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

SEPTEMBER 30, 2021

(unaudited)

become effective as soon as reasonably practicable thereafter. The Investor Rights Agreement also grants C-III and RAI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.

For the nine months ended September 30, 2021, noncontrolling interests were approximately 4.5% of weighted average shares outstanding prior to their conversion to common stock and/or redemption.

The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity is reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made. During the three and nine months ended September 30, 2021, the Company redeemed the OP Preferred Units and recognized a $342,000 expense in the Consolidated Statement of Operations to adjust the book value to redemption value.
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

	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
Interest rate caps	$—	$818	$—	$818
	$—	$818	$—	$818
December 31, 2020
Assets:
Interest rate caps	$—	$62	$—	$62
	$—	$62	$—	$62

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

The following table presents the carrying amount and estimated fair value of the Company’s mortgage notes payable-outstanding borrowings (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$1,557,315	$1,514,972	$830,950	$822,859

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2021, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR and one loan indexed to SOFR, associated with existing variable-rate loan agreements. During the three and nine months ended September 30, 2021, the Company repaid or refinanced 14 loans for which the associated interest rate caps remain as assets but no longer qualify as effective cash flow hedges with a fair value as of September 30, 2021 of approximately $176,000.

During the three and nine months ended September 30, 2021, the Company recorded expenses of approximately $61,000 and $120,000, respectively, due to amortization of premiums paid for interest rate caps. During the three and nine months ended September 30, 2020, the Company recorded expenses of approximately $29,000 and $109,000, respectively, due to amortization of premiums paid for interest rate caps.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional approximate $112,000 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
September 30, 2021	Interest Rate Caps	21	$724,934	November 1, 2021 to February 1, 2026
December 31, 2020	Interest Rate Caps	22	$677,238	May 1, 2021 to January 1, 2025

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$818	Prepaid expenses and other assets	$62	—	$—	—	$—

NOTE 16 - SUBSEQUENT EVENTS

On October 12, 2021, the Company sold The Retreat at Rocky Ridge in Hoover, Alabama for $25.4 million. The Company expects to recognize a gain on the sale during the quarter ending December 31, 2021.

In conjunction with the sale of The Retreat at Rocky Ridge, the Company repaid in full the loan secured by Bay Club Apartments and replaced The Retreat at Rocky Ridge with Bay Club Apartments as collateral for the Credit Facility.

On October 21, 2021, the Company sold Tech Center Square in Newport News, Virginia for $36.7 million. The Company expects to recognize a gain on the sale during the quarter ending December 31, 2021.

In conjunction with the sale of Tech Center Square, the Company repaid in full the loan secured by Perimeter 5550 and replaced Tech Center Square with Perimeter 5550 as collateral for the Credit Facility.

On October 26, 2021, the Company sold The Brookwood in Homewood, Alabama for $45.3 million. The Company expects to recognize a gain on the sale during the quarter ending December 31, 2021.

The Company repaid in full the loan secured by Windbrooke Crossing for $36.1 million on October 28, 2021 and Trailpoint at the Woodlands on October 29, 2021 for $16.8 million. Windbrooke Crossing was added as collateral on the Credit Facility.

On October 20, 2021, the Company entered into an agreement to sell Maxwell Townhomes, located in San Antonio, Texas with an expected closing in the first quarter of 2022. The Company expects to recognize a gain on sale during the three months ended March 31, 2022.

On October 27, 2021, the Company entered into an agreement to sell The Bryant at Yorba Linda, located in Yorba Linda, California with an expected closing in the first quarter of 2022. The Company expects to recognize a gain on sale upon sale in the three months ended March 31, 2022.

On November 2, 2021, the Company sold Pines of York in Yorktown, Virginia for $45.0 million. The Company expects to recognize a gain during the quarter ending December 31, 2021.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

SEPTEMBER 30, 2021

(unaudited)

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

Overview

We were formed on September 28, 2012. We are a public, self-managed, non-traded REIT that has acquired a diversified portfolio of U.S. commercial real estate and real estate-related debt. As of September 30, 2021, our portfolio consisted of 49 multifamily properties in 14 states that contain 14,643 units. In October and November 2021, we sold four properties that contained 936 units and subsequent to September 30, 2021, we went under contract to sell an additional two properties with 716 units. As of September 30, 2021, we had 43 employees and conduct our operations through OP II, our operating partnership. We have contracted with Greystar, a third-party property management company to provide property management services at our properties. Our portfolio consists of multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”). The primary portion of our initial public offering commenced in February 2014 and closed in February 2016.

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

(Back to Index)

(Back to Index)

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

Self-Management Transaction

On September 8, 2020, OP I entered into a transaction (the “Self-Management Transaction”) with Resource PM Holdings LLC (“PM Holdings”), Resource Real Estate LLC (formerly known as Resource NewCo LLC (“Advisor Holdings”), C-III Capital Partners LLC ("C-III"), RRE Legacy Co, LLC ("Legacy Co") and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to OP I all of the membership interests in PM Holdings and Advisor Holdings and certain assets related to the business of PM Holdings and Advisor Holdings in exchange for 6,158,759 REIT I OP Common Units (“OP Common units”), 319,965 REIT I OP Series A Preferred Units (“OP I Preferred Units”) with a face value of $67.5 million, and the right to receive certain deferred payments having the aggregate value of $27.0 million. As a result of the Self-Management Transaction, REIT I was self-managed for the period from September 8, 2020 through the effectiveness of the Mergers and succeeded to the advisory, asset management and property management arrangements formerly in place with REIT II and REIT III until the Mergers. At the time of the Mergers, the OP I Common Units converted into 7,539,738 OP Common Units and Op I Preferred Units have participation rights of 391,711 OP Preferred Units.

On September 13, 2021, we entered into a letter agreement with C-III and Legacy Co, pursuant to which the parties agreed to the following with respect to all outstanding operating partnership units of OP II, collectively held by C-III and Legacy Co. C-III and Legacy Co provided their consent and waiver to the early redemption by the OP of the Series A Preferred Units at the Redemption Price (as defined in the limited partnership agreement for the OP (the “Partnership Agreement”)), plus all accrued distributions on September 14, 2021, prior to the second anniversary of the original issuance date as contemplated by the Partnership Agreement. In addition, we agreed to waive the two-year hold period for the exercise of the exchange right provided to C-III and Legacy Co in the Partnership Agreement with respect to their common units, and C-III and Legacy Co provided notice of exchange to the OP and us.

In accordance with the letter agreement, on September 14, 2021, the Company redeemed 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co for $67.5 million and exchanged 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of our common stock.

COVID-19 Pandemic and Portfolio Outlook

As of September 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During the year ended December 31, 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the real estate industry, directly or indirectly. During the nine months ended September 30, 2021, the

(Back to Index)

(Back to Index)

global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.

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

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. For the three and nine months ended September 30, 2021, our 30-day collection rate was approximately 95.3% and 95.4%, respectively, of the billed rental income. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act and the 2021 American Rescue Plan which will have aided in the payment of rent due. The extent to which these benefits will be available going forward is uncertain. To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue for the nine months ended September 30, 2021 and thereafter cannot, however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and may impede our ability to increase rental rates. If required by applicable law, we may continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by COVID-19 where applicable federal, state or local restrictions are in effect. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.

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

Results of Operations

As of September 30, 2021, we owned interests in a total of 49 multifamily properties. The three combined REITs have acquired interests in 78 multifamily properties and as of September 30, 2021, have sold interests in 29 of these properties.

Through September 30, 2021, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during both the quarter and year to date as a result of waiving late fees and the suspension of evictions at our properties. We expect that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak may adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

(Back to Index)

(Back to Index)

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined below) for the three months ended September 30, 2021 and 2020 for our Same Store and Non-Same Store properties (as defined below) (dollars in thousands, except per unit):

	For the Three Months Ended
	September 30, 2021 (2)	September 30, 2020	Increase / (Decrease)	% Change (1)
Number of properties:
Same Store	26	27	(1)	-4%
Non-Same Store	23	1	22	N/M
Total	49	28	21	75%
Number of Units
Same Store	8,135	8,135	—
Non-Same Store	6,508	352	6,156	N/M
Total	14,643	8,487	6,156	73%
Average Occupancy
Same Store	94.6%	93.2%		1.4%
Non-Same Store	95.8%	96.3%		-0.5%
Total	95.1%	93.3%		1.8%
Net effective rent, per occupied unit
Same Store	$1,342	$1,271	$71	6%
Non-Same Store	$1,402	$995	$407	41%
All properties	$1,369	$1,259	$110	9%
Revenues:
Same Store revenues	$34,109	$32,148	$1,961	6%
Non-Same Store revenues	28,852	1,110	27,742	N/M
Total Rental income	62,961	33,258	29,703	89%
Expenses:
Same Store
Property operating expenses, including real estate taxes	13,474	14,207	(733)	-5%
Property management fees - third party	928	212	716	338%
Property management fees - related party	—	1,086	(1,086)	-100%
General and administrative - property	756	930	(174)	-19%
Same Store operating expenses	15,158	16,435	(1,277)	-8%
Non-Same Store
Property operating expenses, including real estate taxes	10,831	478	10,353	N/M
Property management fees - third party	768	7	761	N/M
Property management fees - related party	—	38	(38)	-100%
General and administrative - property	579	24	555	N/M
Non-Same Store operating expenses	12,178	547	11,631	N/M
Total operating expenses	27,336	16,982	10,354	61%
Net Operating Income "NOI"
Same Store	18,951	15,713	3,238	21%
Non-Same Store	16,674	563	16,111	N/M
Total NOI	$35,625	$16,276	$19,349	119%

(1) N/M- result not meaningful

(2) We have combined two properties; Adair off Addison and Adair off Addison II.

See reconciliation of Total NOI to Net loss attributable to common stockholders table below:

(Back to Index)

(Back to Index)

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Increase / (Decrease)	% Change
Total NOI	$35,625	$16,276	19,349	119%
Other expense (income):
Casualty loss	454	18	436	N/M
Transaction expenses	—	1,849	(1,849)	-100%
Property management fees - third party	—	173	(173)	-100%
Asset Management fees - related party	—	2,335	(2,335)	-100%
General and administrative - corporate	5,207	1,972	3,235	164%
Loss on disposal of assets	188	142	46	32%
Depreciation and amortization expense	24,128	12,760	11,368	89%
Total other expenses	29,977	19,249	10,728	56%
Income (loss) before other income (expense)	5,648	(2,973)	8,621	-290%
Other income (expense):
Interest expense	10,774	5,632	5,142	91%
Interest income	—	(42)	42	-100%
Gain on sale of land easement	—	(20)	20	-100%
Management fee and other income	—	(991)	991	100%
Insurance proceeds in excess of cost basis	(80)	(3)	(77)	N/M
Total other expense (income)	40,671	23,825	16,846	71%
Net income (loss)	$(5,046)	$(7,549)	$2,503	N/M
Preferred return to preferred OP unit holders	(921)	(286)	(635)	222%
Redemption of preferred OP units	(342)	—	(342)	100%
Net income (loss) after preferred unit distributions	(6,309)	(7,835)	1,526	N/M
Less: Allocation of income to preferred unit holders attributable to noncontrolling interests	47	6	41	683%
Less: Net (income) loss attributable to noncontrolling interests	188	171	17	10%
Net loss attributable to common stockholders	$(6,074)	$(7,658)	$1,584	-21%

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

We define “Same Store NOI” as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods. The 22 properties formerly held by REIT II and REIT III which were acquired in the Mergers are included in Non-Same Store results and statistics for the three and nine months ended September 30, 2021.

Net effective rent, per occupied unit is equal to the average of gross potential rent net of gain/loss to lease, less vacancy, non-revenue units and concessions, divided by the average occupancy (in units) for the periods presented.

Average occupancy represents the daily average occupied units for the reporting period divided by the total number of units, expressed as a percentage.

Rental and other property revenue. Same store property revenue of the former REIT I portfolio, increased by approximately $2.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was principally due to an approximately $1.4 million increase in rental income resulting from a 1.4% increase in average occupancy as well as a $71 increase in net effective monthly rent, per occupied unit. In addition, bad debt expense, net of recoveries decreased by approximately $254,000 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Utility income increased by approximately $131,000 due to increased utility charges to tenants. Non-same store results include the former REIT II and REIT III properties for the period from July 1, 2021 through September 30, 2021 due to the Mergers.

Property operating expenses. Same store property operating expenses decreased by approximately $733,000 primarily due to an approximately $155,000 decrease in insurance, an approximately $76,000 decrease in turnover costs and an approximately

(Back to Index)

(Back to Index)

$465,000 decrease in other expenses. There was a $370,000 net decrease in property management fees for same store for the three months ended September 30, 2021 as compared the three months ended September 30, 2020. Prior to September 8, 2020, our former Advisor subcontracted certain services to an unaffiliated third-party, Greystar, and paid for those services from its property management fee; after September 8, 2020, we paid those fees directly to Greystar.

Transaction expenses. In the three months ended September 30, 2020, we completed the Self-Management transaction and incurred $1.8 million of transaction related expenses.

Management Fees. Asset management fees- related party decreased by approximately $2.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 as a result of these fees no longer being paid as of September 8, 2020. In addition, for the three months ended September 30, 2020, we paid $173,000 to Greystar to manage REIT II and REIT III properties from September 8, 2020 to September 30, 2020.

General and Administrative. Corporate general and administrative expenses increased by approximately $3.2 million for the three months ended September 30, 2021 as compared the three months ended September 30, 2020 including an increase in payroll and benefit costs of approximately $2.3 million (including approximately $400,000 of compensation expense for restricted stock awards), proxy related professional fees of approximately $168,000, transfer agent fees of approximately $124,000, rent expense of $111,000 and insurance expense of approximately $199,000. The three months ended September 30, 2020 included primarily allocations from our former Advisor to reimburse for costs incurred to manage assets of REIT I. Following the Self-Management transaction, as of September 30, 2021, we employed 43 employees.

Depreciation and Amortization. Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place apartment unit leases from the Mergers and in-place antennae leases. The increase in depreciation and amortization expense during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was comprised as follows (in thousands):

	Same Store	Non-Same Store	Corporate	Total
Depreciation	$(967)	$11,263	$30	$10,326
Amortization of intangibles	1	1,041	—	1,042
	$(966)	$12,304	$30	$11,368

Interest Expense. Interest expense increased by approximately $5.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and the increase was comprised as follows (in thousands):

	Same Store	Non-Same Store	Revolving Credit Facility	Total
Interest payable to banks	$(285)	$5,294	$77	$5,086
Deferred finance cost amortization	(69)	42	93	66
Fair value amortization	53	(94)	—	(41)
Interest rate cap adjustments	15	16	—	31
	$(286)	$5,258	$170	$5,142

Management fee and other income. Income for the three months ended September 30, 2020 includes asset and property management fees earned from managing REIT II and REIT III from September 8, 2020 to September 30, 2020. Upon effectiveness of the Mergers, these fees are no longer earned.

Preferred return and redemption of preferred OP units. We paid the 7% preferred return to the preferred OP unit holders from July 1, 2021 until their redemption on September 14, 2021. For the three months ended September 30, 2020, the preferred return was paid following the Self-Management transaction on September 8, 2020 to September 30, 2020. During the three months ended September 30, 2021, we recorded a $342,000 charge representing the change in the redemption value of the preferred OP units.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

(Back to Index)

(Back to Index)

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined above) for the nine months ended September 30, 2021 and 2020 for our Same Store and Non-Same Store properties (as defined above) (dollars in thousands):

	For the Nine Months Ended
	September 30, 2021 (2)	September 30, 2020	Increase / (Decrease)	% Change (1)
Number of properties:
Same Store	26	27	(1)	-4%
Non-Same Store	23	1	22	N/M
Total	49	28	21	75%
Number of Units
Same Store	8,135	8,135	—
Non-Same Store	6,508	352	6,156	N/M
Total	14,643	8,487	6,156	73%
Average Occupancy
Same Store	94.6%	92.7%		1.9%
Non-Same Store	95.6%	95.3%		0.3%
Total	95.1%	92.8%		2.3%
Net effective rent, per occupied unit
Same Store	$1,317	$1,280	$37	3%
Non-Same Store	$1,358	$978	$380	39%
All properties	$1,320	$1,267	$53	4%
Revenues:
Same Store revenues	$100,017	$96,331	$3,686	4%
Non-Same Store revenues	78,449	3,294	75,155	N/M
Total Rental income	178,466	99,625	78,841	79%
Expenses:
Same Store
Property operating expenses, including real estate taxes	41,126	40,556	570	1%
Property management fees - third party	2,731	212	2,519	N/M
Property management fee - related party	—	3,937	(3,937)	-100%
General and administrative - property	2,306	2,572	(266)	-10%
Same Store operating expenses	46,163	47,277	(1,114)	-2%
Non-Same Store
Property operating expenses, including real estate taxes	30,175	1,219	28,956	N/M
Property management fees - third party	2,286	7	2,279	N/M
Property management fee - related party	—	134	(134)	-100%
General and administrative - property	1,676	68	1,608	N/M
Non-Same Store operating expenses	34,137	1,428	32,709	N/M
Total operating expenses	80,300	48,705	31,595	65%
Net Operating Income "NOI"
Same Store	53,854	49,054	4,800	10%
Non-Same Store	44,312	1,866	42,446	N/M
Total NOI	$98,166	$50,920	$47,246	93%

(1) N/M- result not meaningful

(2) We have combined two properties; Adair off Addison and Adair off Addison II.

See reconciliation of Total NOI to Net loss attributable to common stockholders table below:

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Increase / (Decrease)	% Change
Total NOI	$98,166	$50,920	47,246	93%
Other expense (income):
Casualty loss	1,372	221	1,151	521%
Acquisition fees	—	113	(113)	-100%
Transaction expenses	—	1,849	(1,849)	-100%
Property management fees - third party	—	173	(173)	-100%
Asset Management fees - related party	—	8,518	(8,518)	-100%
General and administrative - corporate	18,454	5,332	13,122	246%
Loss on disposal of assets	606	363	243	67%
Depreciation and amortization expense	75,178	38,927	36,251	93%
Total other expenses	95,610	55,496	40,114	72%
Income (loss) before other income (expense)	2,556	(4,576)	7,132	-156%
Other income (expense):
Interest expense	36,204	19,772	16,432	83%
Interest income	(21)	(141)	120	-85%
Gain on sale of land easement	—	(310)	310	-100%
Gain on sale of rental property	(18,734)	—	(18,734)	100%
Management fee and other income	(1,212)	(991)	(221)	22%
Insurance proceeds in excess of cost basis	(241)	(39)	(202)	518%
Total other expense (income)	111,606	73,787	37,819	51%
Loss before provision for income taxes	(13,440)	(22,867)	9,427	-41%
Provision for income taxes	(206)	—	(206)	100%
Net loss	$(13,646)	$(22,867)	$9,221	-40%
Preferred return to preferred OP unit holders	(3,161)	(286)	(2,875)	1005%
Redemption of preferred OP units	(342)	—	(342)	100%
Net loss after preferred unit distributions	(17,149)	(23,153)	6,004	-26%
Less: Allocation of income to preferred unit holders attributable to noncontrolling interests	158	6	152	N/M
Less: Net loss attributable to noncontrolling interests	696	171	525	307%
Net loss attributable to common stockholders	$(16,295)	$(22,976)	$6,681	-29%

Rental and other property revenue. Same store property revenue of the former REIT I portfolio, increased by approximately $3.7 million for the nine months ended September 30, 2021 as compared to nine months ended September 30, 2020. The increase was principally due to an approximately $3.5 million increase in rental income resulting from a 1.9% increase in average occupancy as well as a $37 increase in net effective rent, per occupied unit. This increase was offset by an increase in bad debt expense of approximately $723,000 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. In addition, utility income increased by approximately $420,000 due to increased utility charges to tenants and a $468,000 increase in ancillary fees. Non-same store results include the former REIT II and REIT III properties for the period from January 28, 2021 through September 30, 2021 due to the Mergers as well as Evergreen at Coursey Place, a property we sold on June 29, 2021.

Property operating expenses. Same store property operating expenses increased by approximately $570,000 primarily due to an approximately $342,000 increase in utilities, an approximately $308,000 increase in payroll, and an approximately $218,000 increase in real estate taxes offset by an approximate $172,000 decrease in insurance costs. There was a $1.4 million net decrease in property management fees for same store for the nine months ended September 30, 2021 as compared the nine months ended September 30, 2020. Prior to September 8, 2020, our former Advisor subcontracted certain services to an unaffiliated third-party, Greystar, and paid for those services from its property management fee; after September 8, 2020, we paid those fees directly to Greystar.

Casualty loss. We are self-insured for property related casualties up to $1.1 million and as of September 30, 2021, we had incurred $584,000 of expense related to these losses. In addition, we have deductibles of $25,000 for general liability losses and $100,000 for property related losses.

Transaction expenses. In the three months ended September 30, 2020, we completed the Self-Management transaction and incurred $1.8 million of transaction related expenses.

Other Revenue. We recorded approximately $1.2 million of asset and property management fee revenue from REIT II and REIT III for the period from January 1, 2021 through January 27, 2021 prior to the Mergers. Upon effectiveness of the Mergers, these fees are no longer earned.

(Back to Index)

(Back to Index)

Management Fees. Asset management fees- related party decreased by approximately $8.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 as a result of these fees no longer being paid as of September 8, 2020.

General and Administrative. Corporate general and administrative expenses increased by approximately $13.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 including an increase in payroll and benefit costs of approximately $5.7 million, $3.8 million of restricted stock expense, professional fees of approximately $295,000, transfer agent fees of approximately $471,000, insurance expense of approximately $597,000, and rent expense of approximately $273,000. The nine months ended September 30, 2020 included primarily allocations from our former Advisor to reimburse for costs incurred to manage assets of REIT I. Following the Self-Management transaction, as of September 30, 2021, we had 43 employees.

Depreciation and Amortization. Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place apartment unit leases from the Mergers and in-place antennae leases. The increase in depreciation and amortization expense during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 , was comprised as follows (in thousands):

	Same Store	Non-Same Store	Corporate	Total
Depreciation	$(2,804)	$30,582	$102	$27,880
Amortization of intangibles	(3)	8,374	—	8,371
	$(2,807)	$38,956	$102	$36,251

Interest Expense. Interest expense increased by approximately $16.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 and the increase was comprised as follows (in thousands):

	Same Store	Non-Same Store	Revolving Credit Facility	Total
Interest payable to banks	$(3,089)	$14,244	$112	$11,267
Deferred finance cost amortization	(202)	123	136	57
Fair value amortization	91	396	—	487
Interest rate cap adjustments	(16)	27	—	11
Interest rate cap adjustments	1,403	1,033	—	2,436
Prepayment penalties	1,942	232	—	2,174
	$129	$16,055	$248	$16,432

Gain on sale of rental properties. We sold Evergreen at Coursey Place on June 29, 2021 for $49.8 million realizing an approximately $18.7 million gain on sale. We bought the property as a part of the acquisition of the Paladin portfolio in January 2014.

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

During the nine months ended September 30, 2021, we obtained REIT-level financing through a line of credit from Bank of America. Some of our assets serve as collateral for this debt. In addition to debt financing at the REIT-level, we have financed, and may continue to finance, the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, we anticipate that certain properties will serve

(Back to Index)

(Back to Index)

as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that we will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. We have and may again also obtain mortgage financing which contains cross-collateralization or cross-default provisions whereby a default on a single property could affect multiple properties. Finally, we may also obtain seller financing with respect to specific assets that we acquire.

Capital Expenditures

We deployed approximately $18.3 million during the nine months ended September 30, 2021 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2021 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the nine months ended September 30, 2021	Remaining capital budgeted for 2021
Skyview Apartment Homes	$2,609	$5,253
Calloway at Las Colinas	2,343	612
Maxwell Townhomes	1,485	539
Meridian Pointe	1,301	564
The Palmer at Last Colinas	721	118
Providence in the Park	665	321
The Westside Apartment Homes	543	652
Crosstown at Chapel Hill	528	591
Verona Apartment Homes	515	299
The Adairs	417	399
Wimbledon Oaks	414	104
Estates at Johns Creek	349	175
All other properties	6,370	4,840
	$18,260	$14,467

Distribution Reinvestment Plan

We continue to offer shares of our common stock pursuant to our distribution reinvestment plan ("DRP') under which our stockholders may elect to have distributions reinvested in additional shares of our common stock at a purchase price equal to 95% of the estimated net asset value per share.

Gross Offering Proceeds

As of September 30, 2021, we had an aggregate of 165.6 million shares of our $0.01 par value common stock outstanding including 1.0 million unvested restricted shares. The following table presents our shares issued (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	28,728,077	276,812
Restricted shares issued to employees	1,370,952	—
Shares issued through conversion of common OP units	7,539,738	—
Shares issued in conjunction with the Merger	14,724,323	—
Total	185,972,657	$1,579,394
Shares redeemed and retired	(20,336,051)
Total shares issued and outstanding as of September 30, 2021	165,636,606

(Back to Index)

(Back to Index)

Debt

The following table presents a summary of our debt (in thousands):

			Weighted Average Maturity in Years at
	September 30, 2021	December 31, 2020	September 30, 2021
Mortgage notes payable, net - variable rate	$704,144	$675,791	3.93
Mortgage notes payable, net - fixed rate	846,320	150,195	6.20
Total mortgage notes payable, net	$1,550,464	$825,986	5.16
Revolving credit facility	$—	$—	—

Weighted average interest rate on mortgages - variable	2.06%	2.12%
Weighted average interest rate on mortgages - fixed	3.04%	4.03%
Weighted average interest rate on revolving credit facility	—	—
Weighted average interest rate on total debt	2.60%	2.46%

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

Distributions Paid to Common Stockholders

For the nine months ended September 30, 2021, we paid aggregate distributions to our common stockholders of $33.6 million, including $25.8 million of distributions paid in cash and $7.9 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Net Cash Distribution	Distributions Reinvested in Shares of Common Stock	Total Aggregate Distribution
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029
June 29, 2021	0.07	June 30, 2021	8,365	2,674	11,039
September 29, 2021	0.07	September 30, 2021	8,868	2,704	11,572
	$0.21		$25,772	$7,868	$33,640

Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2021 (dollars in thousands):

	Common Distributions Paid				Distributions Declared		Sources of Distributions Paid
2021	Cash	Distributions Reinvested in Shares of Common Stock	Total	Cash Provided by Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
1st Quarter	$8,539	$2,490	$11,029	$12,101	$11,029	$0.07	$11,029 / 100%	- / -	- / -
2nd Quarter	8,365	2,674	11,039	22,269	11,039	$0.07	$11,039 / 100%	- / -	- / -
3rd Quarter	8,868	2,704	11,572	25,182	11,572	$0.07	$11,572 / 100%	- / -	- / -
	$25,772	$7,868	$33,640	$59,552	$33,640

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following table reconciles net loss attributable to common shareholders to FFO and Core FFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts). Amounts reported in the tables below include adjustments attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders – GAAP	$(6,074)	$(7,658)	$(16,295)	$(22,976)
Depreciation expense (1)	22,222	12,469	63,791	38,630
Net gain on disposition of rental property (2)	—	—	(17,874)	—
FFO attributable to common stockholders	16,148	4,811	29,622	15,654
Stock compensation expense (3)	385	2	3,609	2
Redemption of preferred units (4)	329	—	329	—
Debt prepayment costs (5)	—	—	2,307	—
Acquisition fees	—	—	—	113
Amortization of intangible lease assets (6)	1,004	2	7,983	8
Realized loss on change in fair value of interest rate cap(7)	59	29	115	108
Debt premium (discount) amortization (8)	(142)	(80)	201	(244)
Deferred financing costs amortization (9)	413	355	3,180	1,109
Casualty losses, net of casualty gains (10)	360	14	1,080	182
Transaction expenses (11)	—	1,807	—	1,807
Core FFO attributable to common stockholders	$18,556	$6,940	$48,426	$18,739

Basic net loss per common share - GAAP	$(0.04)	$(0.09)	$(0.11)	$(0.27)
FFO per diluted share (12)	$0.10	$0.06	$0.20	$0.18
Core FFO per diluted share (12)	$0.12	$0.08	$0.32	$0.22

Weighted average shares outstanding - basic	158,320	85,598	150,202	85,533
Weighted average shares outstanding - diluted (12)	158,404	85,598	150,245	85,533

(1) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2021 of approximately $863,000 and $3.0 million, respectively and $289,000 for the three and nine months ended September 30, 2020.

(2) Includes allocation for noncontrolling interests for both the three and nine months ended September 30, 2021 of approximately $0 and $860,000. There was no allocation for the three and nine months ended September 30, 2020.

(3) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2021 of approximately $15,000 and $192,000, respectively. There was no allocation for the three and nine months ended September 30, 2020.

(4) Includes allocation for noncontrolling interests for both the three and nine months ended September 30, 2021 of approximately $13,000. There was no allocation for the three months ended September 30, 2020.

(5) Includes allocation for noncontrolling interests for the nine months ended September 30, 2021 of approximately $129,000. There was no allocation for the three and nine months ended September 30, 2020.

(6) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2021 of approximately $39,000 and $396,000, respectively. There was no allocation for the three and nine months ended September 30, 2020.

(7) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2021 of approximately $2,000 and $5,000, respectively and $1,000 for the three and nine months ended September 30, 2020.

(8) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2021 of approximately $6,000 and $15,000, respectively and $2,000 for the three and nine months ended September 30, 2020.

(9) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2021 of approximately $16,000 and $168,000, respectively and $8,000 for the three and nine months ended September 30, 2020. .

(10) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2021 of approximately $14,000 and $51,000, respectively.

(11) Includes allocation for noncontrolling interests for the three and nine months ended September 30, 2020 of approximately $42,000.

(12) Calculated using weighted average shares outstanding – diluted.

(13) None of the shares of convertible stock and 602,506 unvested performance based restricted stock awards are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either September 30, 2021 or 2020. Weighted average shares outstanding – diluted in this table, which was used to calculate FFO per share and Core FFO per share, includes 84,290 and 43,492 weighted average unvested restricted shares outstanding for the three and nine months ended September 30, 2021 however, these restricted shares were excluded from the calculation of diluted net loss per common share – GAAP because their effect would be antidilutive for the three and nine months ended September 30, 2021. Income (loss) attributable to outstanding OP Common and Preferred units issued in the Self-Management Transaction prior to their redemption and or conversion were included in net (income) loss attributable to noncontrolling interest, and therefore, excluded from the calculation of earnings (loss) per common share, basic and diluted, for all periods presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On October 12, 2021, we sold The Retreat at Rocky Ridge in Hoover, Alabama for $25.4 million. We expect to recognize a gain on the sale during the quarter ending December 31, 2021.

In conjunction with the sale of The Retreat at Rocky Ridge, we repaid in full the loan secured by Bay Club Apartments and replaced The Retreat at Rocky Ridge with Bay Club Apartments as collateral for the Credit Facility.

On October 21, 2021, we sold Tech Center Square in Newport News, Virginia for $36.7 million. We expect to recognize a gain on the sale during the quarter ending December 31, 2021.

In conjunction with the sale of Tech Center Square, we repaid in full the loan secured by Perimeter 5550 and replaced Tech Center Square with Perimeter 5550 as collateral for the Credit Facility.

On October 26, 2021, we sold The Brookwood in Homewood, Alabama for $45.3 million. We expect to recognize a gain on the sale during the quarter ending December 31, 2021.

We repaid in full the loan secured by Windbrooke Crossing for $36.1 million on October 28, 2021 and Trailpoint at the Woodlands on October 29, 2021 for $16.8 million. Windbrooke Crossing was added as collateral on the Credit Facility.

On October 20, 2021, we entered into an agreement to sell Maxwell Townhomes, located in San Antonio, Texas with an expected closing in the first quarter of 2022. We expect to recognize a gain on sale during the three months ended March 31, 2022.

On October 27, 2021, we entered into an agreement to sell The Bryant at Yorba Linda, located in Yorba Linda, California with an expected closing in the first quarter of 2022. We expect to recognize a gain on sale during the three months ended March 31, 2022.

On November 2, 2021, we sold Pines of York in Yorktown, Virginia for $45.0 million. We expect to recognize a gain on the sale during the quarter ending December 31, 2021.

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

As of September 30, 2021 and December 31, 2020, we had $710.0 million and $680.9 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the nine months ended September 30, 2021 and the year ended December 31, 2020, our interest expense would have increased by $5.4 million and $6.7 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of September 30, 2021 and December 31, 2020, the face value of fixed rate outstanding borrowings was $847.3 million and $150.1 million, respectively. As of September 30, 2021 and December 31, 2020, our fixed rate outstanding borrowings had an estimated aggregate fair value of $841.4 million and $151.0 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher during the nine months ended September 30, 2021 and the year ended December 31, 2020, the fair value of these fixed rate outstanding borrowings would have decreased by $46.2 million and $4.4 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended September 30, 2021 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the nine months ended September 30, 2021, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)(3)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	136,685	$9.08	—	(4)
February 2021	—	—	—	(4)
March 2021	169,112	9.08	305,797	(4)
April 2021	—	—	—	(4)
May 2021	—	—	—	(4)
June 2021	148,989	9.06	454,786	(4)
July 2021	—	—	—	(4)
August 2021	—	—	—	(4)
September 2021	240,767	9.06	695,553	(4)
	695,553

(1) The shares redeemed in January 2021 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

(2) The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011, March 28, 2018, and February 3, 2021.

(3) 1,147 shares redeemed in September were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

(4) We currently limit the dollar value and number of shares that may yet be redeemed under our program as described below.

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

(Back to Index)

(Back to Index)

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

10.1	Letter Agreement by and among the Company, C-III Capital Partners LLC and RRE Legacy Co. LLC f/k/a Resource Real Estate LLC dated September 13, 2021)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed February 5, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REIT, INC.

November 12, 2021	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 12, 2021	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Chief Financial Officer, Executive Vice
President and Treasurer (Principal Financial Officer)
November 12, 2021	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Accounting Officer and Vice President
(Principal Accounting Officer)

(Back to Index)