Form 10-K
period 2021-12-31
Resource REIT, Inc.
filed 2022-03-25
CIK 1559484

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

There is no established market for the registrant’s shares of common stock. On January 23, 2022, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $14.75 based solely on the merger consideration to be paid by Blackstone Real Estate Income Trust, Inc. in connection with its pending all cash acquisition of the Registrant on the terms and subject to the conditions of the Agreement and Plan of Merger, dated January 23, 2022, among the Registrant and affiliates of Blackstone Real Estate Income Trust, Inc. There were 158,009,186 shares of common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $1,431,563,223, assuming an estimated value per share of $9.06, which was the Registrant’s estimated value per share as of January 28, 2021 as determined by its board of directors on March 24, 2021.

For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of January 28, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020. As of March 23, 2022, there were 166,259,239 outstanding shares of common stock of Resource REIT, Inc.

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

•
On January 23, 2022, we entered an agreement and plan of merger with affiliates of Blackstone Real Estate Income Trust, Inc. (“BREIT”), pursuant to which BREIT will acquire all of our outstanding shares of our stock in an all-cash transaction, subject to the satisfaction of customary closing conditions, including the approval of the merger by our common stockholders. We can provide no assurances as to the timing of the transaction or whether it will close at all. In addition, the pendency of the merger may adversely affect our business, results of operations and financial condition.
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
•
We are a recently self-managed REIT and although we no longer pay fees to our external advisor and property manager, we will be responsible for employee compensation costs and liabilities as well as the overhead expense previously paid by our external advisor. In addition, we may encounter unforeseen costs, expenses and difficulties associated with providing services related to our operations on a self-managed basis. If we encounter unexpected costs as a result of our self-management, or we do not successfully integrate the services previously provided by our external advisor, our results of operations could be lower than they otherwise would.
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
•
Our policies do not limit us from incurring debt. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
•
There is no public trading market for our shares and in connection with our entry into the merger agreement with affiliates of BREIT, our board of directors suspended our share redemption program (our “SRP”). Prior to the complete suspension of our SRP, our SRP was only available with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or confinement to a long-term care facility (each as defined in our SRP, and collectively “special redemptions”). In addition, the dollar amounts available for such redemptions in a given fiscal quarter are limited to the amount of proceeds received from our distribution reinvestment plan in the immediately preceding fiscal quarter (which was also suspended upon our entry into the merger agreement). It will be difficult for stockholders to sell their shares promptly or at all and we can provide no assurances, when, if ever, we will provide for redemptions, including special redemptions.

(Back to Index)

(Back to Index)

PART I

ITEM 1. BUSINESS

General

Resource REIT, Inc. is a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2014. As used herein, the terms “we,” “our” and “us” refer to Resource REIT, Inc. and, as required by context RRE Opportunity OP II, LP (“OP II”), a Delaware limited partnership through which we own our interest in all of our properties, and to its subsidiaries. We focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We have acquired and may continue to acquire underperforming apartment communities which we will renovate and optimize in order to increase rents and, to a lesser extent, acquire or originate commercial real estate debt secured by apartments. . As of December 31, 2021, we owned 45 properties in 13 states, comprising a total of 13,707 multifamily units, as described further in “Item 2. Properties”. Our objective is to invest in multifamily assets across the entire spectrum of investments in order to provide stockholders with growing cash flow and increasing asset values.

On January 28, 2021, we acquired Resource Real Estate Opportunity REIT I, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) and their respective subsidiaries in stock-for-stock transactions (together, the “Resource REIT Mergers”). As a result of our acquisition of REIT I and its subsidiaries, including the entities that provide our advisory, asset and property management services, we are a self-managed REIT and have 44 employees. Prior to January 28, 2021, we were externally advised by Resource Real Estate Opportunity Advisor II, LLC (our “Advisor”) pursuant to an advisory agreement initially entered in February 2014.

Through a series of transactions which we refer to as the “Self-Management Transaction,” REIT I acquired our Advisor and Resource Real Estate Opportunity Manager II, LLC (our “Manager”) on September 8, 2020 from C-III Capital Partners, LLC (“C-III”) and its affiliates. Prior to this transaction, our Advisor was an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), our initial sponsor and a wholly-owned subsidiary of C-III.

Proposed Merger with Blackstone Real Estate Income Trust, Inc.

On January 23, 2022, we, Rapids Parent LLC (“Rapids Parent”) and Rapids Merger Sub LLC (“Rapids Merger Sub”) entered into an Agreement and Plan of Merger (the “Blackstone Merger Agreement”). The Blackstone Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, we will merge with and into Rapids Merger Sub (the “Blackstone Merger”). Upon completion of the Blackstone Merger, Rapids Merger Sub will survive and our separate existence will cease. The Blackstone Merger and the other transactions contemplated by the Blackstone Merger Agreement were unanimously approved by our board of directors. Rapids Parent and Rapids Merger Sub are affiliates of BREIT, which is an affiliate of Blackstone, Inc.

Pursuant to the terms and conditions in the Blackstone Merger Agreement, at the effective time of the Blackstone Merger (the “Effective Time”), each share of our common stock that is issued and outstanding immediately prior to the Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $14.75, without interest. In addition, at the Effective Time, each share of our convertible stock that is issued and outstanding immediately prior to the Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $1,846.76, without interest.

The Blackstone Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by us to conduct our business in all material respects in the ordinary course of business and in a manner consistent with past practice, subject to certain exceptions, during the period between the execution of the Blackstone Merger Agreement and the consummation of the Blackstone Merger. The obligations of the parties to consummate the Blackstone Merger are not subject to any financing condition or the receipt of any financing by Rapids Parent or Rapids Merger Sub.

The consummation of the Blackstone Merger is subject to certain customary closing conditions, including, among others, approval of the Blackstone Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to cast a vote on the Blackstone Merger (the “Stockholder Approval”). We will hold a special meeting on May 16, 2022 for the purpose of obtaining the Stockholder Approval. In addition, the holders of more than two-thirds of the outstanding shares of our convertible stock entitled to vote on the Blackstone Merger have approved the Blackstone Merger by written consent in accordance with Maryland law and our charter and bylaws.

The foregoing description of the Blackstone Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Blackstone Merger Agreement filed as Exhibit 2.1 to our Current

(Back to Index)

(Back to Index)

Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2022 and to our definitive proxy statement filed with the SEC on March 14, 2022. For additional information regarding the Blackstone Merger, including associated risks and uncertainties, see Part I, Item 1A – Risk Factors. There is no guarantee that the Blackstone Merger will be consummated.

Our Offerings

We commenced capital raising activities in February 2014 when we launched our initial public offering, the primary portion of which terminated in February 2016. As of December 31, 2021, we had raised $566.8 million in our public offerings, including $99.1 million in our distribution reinvestment plan offering (the “DRP Offering”).

Our Business Strategy

Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We have acquired underperforming apartment communities which we have or will renovate and optimize in order to increase rents and, to a lesser extent, acquired or originated commercial real estate debt secured by apartments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition.

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

Our Advisor and our Property Manager

As of January 28, 2021, when we acquired REIT I, we have acquired our Advisor and Manager, and are a self-managed REIT. Our Advisor originally invested approximately $1.2 million in us; however, in conjunction with the Self-Management Transaction, our Advisor transferred its 137,432 shares of our common stock to C-III. As of December 31, 2021, of the 50,000 shares of our convertible stock that are issued and outstanding, 19,968 shares were granted to individuals who were employees of RAI and its subsidiaries and affiliates at the time of the grants. The shares granted vested ratably over three years; 18,628 of the shares have vested as of December 31, 2021. Vested shares of convertible stock will only convert to common stock upon certain triggering events, none of which occurred or are probable to occur as of December 31, 2021.

Pursuant to the terms and conditions in the Blackstone Merger Agreement, at the Effective Time of the Blackstone Merger, each share of convertible stock owned by affiliated persons (or fraction thereof) that is issued and outstanding immediately prior to the Effective Time of the Blackstone Merger will be automatically cancelled and converted into the right to receive an amount in cash equal to $1,846.76, without interest.

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

Human Capital Resources

Until the effective time of the REIT I Merger on January 28, 2021, we were externally advised by our Advisor and engaged our Manager, an affiliated property manager, and an unaffiliated property sub-manager, to provide property management services to us. As an externally advised REIT we relied on the employees of our Advisor, Manager and sub-manager to provide services related to our operations.

As of December 31, 2021, we have 44 employees located in three different cities with the majority based out of our principal office in Philadelphia. Approximately 45% of our employees are women and approximately 11% of our employees are people of color or minorities. 98% of our employees are full time. Although we are a recently self-managed REIT with our own employees, our employees have been involved in our operations through their employment with our Advisor, Manager and their affiliates for an average of 10.4 years. None of our employees are represented by a labor union. We believe that a wide range of opinions and experiences are key to our continued success, and we therefore value racial, gender, and generational diversity throughout our organization.

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

We sponsor a number of programs and events that emphasize the health and well-being of our employees, including relational, financial, emotional and physical programs. We promote a culture of health and well-being through employee assistance program services, comprehensive health care benefits and resources for preventative health, such as flu shot clinics and healthy lifestyle programs. Throughout the course of the COVID-19 pandemic, we have put the health and safety of our employees and their families first, supporting comprehensive work-from-home policies, as well as enhanced safety measures and precautions in each of our offices as recommended by the federal, state and local agencies for employees who carry out essential on-site work.

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

Risks Related to the Proposed Blackstone Merger

The Blackstone Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Blackstone Merger or adversely impact our ability to complete the transaction.

The completion of the Blackstone Merger is subject to the satisfaction or waiver of certain customary closing conditions, including the approval of the Blackstone Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock. While it is currently anticipated that the Blackstone Merger will be completed shortly after our special meeting to approve the Blackstone Merger, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. In addition, under circumstances specified in the Blackstone Merger Agreement, we or BREIT may terminate the Blackstone Merger Agreement. Accordingly, we can provide no assurances with respect to the timing of the closing, whether the Blackstone Merger will be completed at all and when our stockholders would receive the consideration for the Blackstone Merger, if at all.

Failure to consummate the Blackstone Merger as currently contemplated or at all could adversely affect our future business and financial results.

The Blackstone Merger may be consummated on terms different than those contemplated by the Blackstone Merger Agreement, or the Blackstone Merger may not be consummated at all. If the Blackstone Merger is not completed, or is completed on different terms than as contemplated by the Blackstone Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to consummate the Merger, or to consummate the Blackstone Merger as contemplated by the Blackstone Merger Agreement, including the following:

•
the requirement, under certain circumstances, for us to pay BREIT a termination fee;
•
incurrence of substantial costs relating to the proposed Blackstone Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•
the attention of our management and employees may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the Blackstone Merger.

Any delay in the consummation of the Blackstone Merger or any uncertainty about the consummation of the Blackstone Merger on terms other than those contemplated by the Blackstone Merger Agreement, or if the Blackstone Merger is not completed, could materially adversely affect our business and financial results.

The pendency of the Blackstone Merger could adversely affect our business and operations.

In connection with the pending Blackstone Merger, some of the parties with whom we do business may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Blackstone Merger is completed. In addition, under the Blackstone Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Blackstone Merger. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the Blackstone Merger may make it more difficult for us to effectively retain and incentivize key personnel.

Stockholder litigation could prevent or delay the closing of the pending Blackstone Merger or otherwise negatively impact our business, operating results and financial condition.

(Back to Index)

(Back to Index)

If a stockholder were to commence litigation related to the pending Blackstone Merger, we may incur significant costs in connection with the defense or settlement of any such litigation including costs associated with the indemnification of obligations to our directors. Such litigation may also adversely affect our ability to complete the pending Blackstone Merger.

Risks Related to an Investment in Us

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares.

There is no current established public market for our shares and our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date nor list our shares on an exchange by a specified date. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program is suspended. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to the estimated net asset value. It is also likely that your shares would not be accepted as the primary collateral for a loan.

We are recently self-managed.

On January 28, 2021, upon consummation of the merger with REIT I, we became a self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to our Advisor; however, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Advisor and their affiliates. Our employees provide services historically provided by the external advisor and its affiliates. We are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. In addition, because we had not previously operated as a self-managed REIT, we may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.

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

The outbreak of the COVID-19 virus in 2020 has created considerable instability and disruption in the U.S. and world economies. The extent to which our results of operations or our overall value will be affected by the COVID-19 virus will largely depend on future developments, which remain uncertain and cannot be accurately predicted, including new information which

(Back to Index)

(Back to Index)

may emerge concerning the severity of the COVID-19 virus and the actions required to be undertaken to contain the COVID-19 virus or treat its impact. As a result of shutdowns, quarantines or actual viral health issues, tenants at our multifamily apartment communities may experience reduced wages for a prolonged period of time and may be unable to make their rental payments. We may be unable to evict tenants due to federal, state and/or local laws or regulations or lender requirements implemented as a result of the COVID-19 virus outbreak. Our results of operations have also been partially impacted as a result of waiving late fees and the suspension of evictions at our properties. In addition, property managers may be limited in their ability to properly maintain our multifamily apartment communities and we have and may continue to defer significant value-add projects. Market fluctuations may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. In addition, we may be unable to obtain financing for the acquisition of investments on satisfactory terms, or at all. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our financial performance and our overall value, and investors could lose all or a substantial portion of their investment.

Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and your overall return may be reduced.

While we expect a significant amount of our leases to be short term multi-family leases that are not impacted by inflation, we will be exposed to inflation risk with respect to income from any long-term leases on real property and from related real estate debt investments as these may constitute a source of our cash flows from operations. High inflation may tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

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

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

On January 23, 2022, our board of directors approved an estimated value per share of our common stock of $14.75 based solely on the cash consideration to be paid to our common stockholders by BREIT in connection with the Blackstone Merger. See “Background of the Merger” in our definitive proxy statement filed with the SEC on March 14, 2022 for additional information about how the merger consideration was determined. We provided this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. The estimated value per share is based solely on the merger consideration that BREIT is willing to pay to acquire our shares of common stock. With respect to the estimated value per share, we can give no assurances that:

•
a stockholder would be able to resell his or her shares at the estimated value per share;
•
a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

(Back to Index)

(Back to Index)

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

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems or the IT systems of our vendors. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems (including the IT systems of our vendors, such as Greystar, our third-party property manager) are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our, or our vendors, IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

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

Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price to holders of our common stock. Prior to the amendment of our charter in July 2021 (following our transition to a self-managed structure), our charter required our conflicts committee, which consists of all of our independent directors, to approve any issuance of preferred stock. Although we have amended our charter to remove references to our conflicts committee due to no longer being externally advised, our independent directors continue to be charged with the responsibility of approving any such issuance of preferred stock.

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

On January 23, 2022, our board of directors suspended our share redemption program. Previously, our share redemption program was only available for redemptions submitted in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility (each as defined in the share redemption program). Our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from REIT II, REIT I or REIT III or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

In addition, our share redemption program contains other restrictions and limitations. We expect to redeem shares on a quarterly basis. If our board of directors determines to fully resume our share redemption program, shares will be redeemed pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; next, to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests.

If open, we will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption in a given fiscal quarter will be limited to proceeds from our distribution reinvestment plan during the immediately preceding calendar quarter; provided that, for any quarter in which no proceeds from the distribution reinvestment plan are available, the funding limitation for the quarter will be set by the board of directors upon ten business days’ notice to stockholders.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

We utilize third-party property managers to manage the day-to-day affairs of properties we acquire, and should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced..

With our oversight, we depend upon the performance of third-party property managers to manage our properties. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should our third-party property managers fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Because of the concentration of a significant portion of our assets in certain geographic markets, any adverse economic, real estate or business conditions in these markets could affect our operating results and our ability to make distributions to our stockholders

As of December 31, 2021, our real estate investments located in Texas, Georgia, Illinois and Colorado represented approximately 26%, 13%, 12% and 10% of the portfolio. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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

We have incurred, and may continue to incur, mortgage indebtedness and lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give you no assurance that we will be able to obtain such borrowings on satisfactory terms.

(Back to Index)

(Back to Index)

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

We also have obtained recourse debt which may be used to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon certain of our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and you could lose all or part of your investment.

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

(Back to Index)

(Back to Index)

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

As of December 31, 2021, we had total outstanding debt of approximately $1.42 billion, including $613.0 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and may incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by the discontinuation of LIBOR after June 2023.

As of December 31, 2021, we had approximately $588.3 million of debt and 17 interest rate caps with an aggregate notional value of approximately $601.9 million that were indexed to the London Interbank Offered Rate (“LIBOR”). After June 2023, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, intends to stop compelling banks to submit rates for the calculation of the tenors used in our LIBOR-based debt. As a result, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities and identified the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR.

The International Swaps and Derivatives Association (“ISDA”), the trade association for the derivatives marketplace, published the ISDA IBOR Fallbacks Protocol (the “Protocol”) and the ISDA IBOR Fallbacks Supplement (the “Supplement”) which became effective on January 25, 2021. The Protocol incorporates LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and were entered into before January 25, 2021 between parties to derivatives transactions that each have adhered to the Protocol. The Supplement automatically incorporates these LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and are entered into on or after January 25, 2021. Any interest rate hedges that reference LIBOR and that we entered into on or after January 25, 2021 and that incorporate the 2006 ISDA Definition are subject to conversion based on the ISDA methodology set forth in the Supplement. In 2021, ISDA published the 2021 ISDA Interest Rate Derivatives Definitions (the “2021 Definitions”). Any interest rate hedges that reference LIBOR and that incorporate the ISDA 2021 Definitions are subject to conversion based on the ISDA methodology set forth in the 2021 Definitions. The spread adjustments to be used in connection with the transition from LIBOR to SOFR under any of our hedging agreements have been fixed pursuant to ISDA’s conversion methodology. These spread adjustments are expected to be the same regardless of whether the conversion occurs under the terms of the Protocol, the Supplement or the 2021 Definitions.

Differences between ARRC and ISDA LIBOR replacement methodology could result in differences in conversion between our debt instruments and corresponding hedges. Mismatches could occur resulting from conversion at different times, into different benchmark replacement rates, or into the same benchmark replacement rates calculated at different times or using different methods of calculation.

The transition from LIBOR to an alternate reference rate could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance. Furthermore, the impact or potential impact of LIBOR transition could incentivize us to prepay debt and/or unwind hedge positions earlier than we anticipated when closing the debt facility and/or entering into the hedge position. If we prepay debt, we may owe prepayment penalties or other breakage costs. If we unwind hedge positions, we could owe unwind payments to our counterparties, which could be significant. For hedges entered into before January 25, 2021, if we do not subsequently adhere to the Protocol, negotiate bilateral solutions with our counterparties, or unwind our positions before the discontinuation of LIBOR, it may be impossible for us or our counterparties to perform under these hedges following the discontinuation of LIBOR.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

(Back to Index)

(Back to Index)

We have no limit on the amount of debt that we may incur. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

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

(Back to Index)

(Back to Index)

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

We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for tax years ending before 2018) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2017, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

(Back to Index)

(Back to Index)

ITEM 2. PROPERTIES

As of December 31, 2021, we owned 45 multifamily properties encompassing approximately 13,707 units. Additional information is included in Schedule III to our financial statements included in this Report. The following is a summary of our real estate properties as of December 31, 2021:

Property	City, State	Number of Units	Net Effective Rent per Occupied Unit (1)	Average Occupancy (2)
1000 Spalding	Atlanta, GA	252	1,394	94.5%
81 Fifty at West Hills	Portland, OR	357	1,410	95.2%
The Adairs	Dallas, TX	352	1,223	95.6%
Addison at Sandy Springs	Sandy Springs, GA	236	1,253	93.7%
Arcadia	Centennial , CO	300	1,596	94.1%
Aston at Cinco Ranch	Katy, TX	228	1,365	97.5%
Bay Club	Jacksonville, FL	220	1,301	96.3%
Bristol at Grapevine	Grapevine, TX	376	1,070	95.0%
Calloway at Las Colinas	Irving, TX	536	1,171	92.1%
Cannery Lofts	Dayton, OH	156	1,282	94.3%
Courtney Meadows	Jacksonville, FL	276	1,279	97.7%
Crosstown at Chapel Hill	Chapel Hill, NC	411	1,218	94.5%
Estates at Johns Creek	John’s Creek , GA	403	1,692	95.3%
Grand Reserve	Naperville, IL	319	1,775	96.5%
Green Trails	Lisle, IL	440	1,471	96.4%
Heritage Pointe	Gilbert, AZ	458	1,220	96.8%
Indigo Creek	Glendale, AZ	408	1,275	96.6%
Legacy at Martin's Point	Lombard, IL	256	1,530	96.2%
Matthews Reserve	Matthews, NC	212	1,273	95.6%
Maxwell Townhomes	San Antonio, TX	316	1,136	90.0%
Meridian Pointe	Burnsville, MN	339	1,402	95.3%
Montclair Terrace	Portland, OR	188	1,479	95.0%
Perimeter 5550	Atlanta, GA	165	1,317	97.1%
Perimeter Circle	Atlanta, GA	194	1,401	96.2%
Point Bonita	Chula Vista, CA	294	1,795	94.8%
Providence Park	Arlington , TX	524	1,328	91.3%
Ravina	Austin, TX	498	1,302	97.5%
Skyview	Westminster, CO	224	1,309	86.4%
South Lamar Village	Austin, TX	208	1,371	96.3%
Sunset Ridge	San Antonio, TX	324	1,162	95.2%
Terraces at Lake Mary	Lake Mary, FL	284	1,332	96.3%
The Bryant at Yorba Linda	Yorba Linda, CA	400	2,180	94.2%
The Palmer at Las Colinas	Dallas, TX	476	1,451	93.2%
The Summit	Alexandria, VA	141	1,939	95.8%
The Westside	Plano, TX	412	1,173	94.2%
Trailpoint at the Woodlands	The Woodlands, TX	271	1,112	96.1%
Tramore Village	Austell, GA	324	1,251	95.2%
Uptown Buckhead	Atlanta, GA	216	1,288	95.6%
Verdant	Boulder , CO	216	1,899	93.4%
Verona	Littleton, CO	276	1,327	94.0%
Vista Apartment Homes	Philadelphia , PA	133	1,470	97.0%
Wimbledon Oaks	Arlington, TX	248	1,146	94.6%
Windbrooke Crossing	Buffalo Grove, IL	236	1,593	95.7%
Winthrop West	Riverview, FL	204	1,294	96.3%
Woods of Burnsville	Burnsville, MN	400	1,288	96.4%
Total		13,707		94.9%

(1)
Net effective rent, per occupied unit is equal to the average of gross potential rent net of gain/loss to lease, less vacancy, non-revenue units and concessions, divided by the average occupancy (in units) for the year ended December 31, 2021.
(2)
Average occupancy represents the daily average occupied units for the reporting period divided by the total number of units, expressed as a percentage for the year ended December 31, 2021.

(Back to Index)

(Back to Index)

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities, except for the following:

On June 17, 2021, stockholders Karl R. Wilber and Julia M. Wilber, as co-trustees of the Karl R. and Julia M. Wilber Revocable Trust dtd 2/18/2002 (“Wilber Trust”), sent a letter to Alan F. Feldman alleging breaches of fiduciary duty by the directors of our predecessor entities arising from the Self-Management Transaction and Resource REIT Mergers and demanding that our board of directors (our “Board”) take action to remedy such breaches (the “Demand Letter”). On August 3, 2021, our Board formed a special committee to investigate the allegations in the Demand Letter. The special committee engaged independent counsel and conducted a full investigation and, on January 25, 2022, communicated to Wilber Trust its conclusion that the claims in the Demand Letter had no merit and would not be pursued by us. On February 7, 2022, the Wilber Trust filed a class action complaint in the Circuit Court for Baltimore City, Maryland (Karl R. Wilber et al. v. Alan F. Feldman et al., Case No. 24-C-22-000531) against current and former members of our Board, us, C-III Capital Partners LLC, and its subsidiary, RRE Legacy Co LLC. The complaint alleges, among other things, that (a) the former REIT II directors breached their fiduciary duties by approving the REIT I Merger given that the Self-Management Transaction provided inadequate value to both REIT I and REIT II, thus diluting the stock value of the purported class; (b) the current Board failed to consider the value of the claims in the Demand Letter when negotiating the proposed transaction with BREIT; and (c) C-III and the sponsor were unjustly enriched by the Self-Management Transaction. Wilber Trust seeks an unspecified award of compensatory damages and invalidation of the stock consideration paid to C-III and the sponsor in the Self-Management Transaction. Defendants’ response is due on April 15, 2022. We intend to vigorously defend against the complaint. Based on the early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of December 31, 2021, we had approximately 165.8 million shares of common stock outstanding, including approximately 1.1 million restricted shares, held by a total of approximately 29,121 stockholders.

Estimated Value Per Share

On January 23, 2022, we entered the Blackstone Merger Agreement with Rapids Parent and Rapids Merger Sub, both affiliates of BREIT. The Blackstone Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, we will merge with and into Rapids Merger Sub. Upon completion of the Blackstone Merger, Rapids Merger Sub will survive and our separate existence will cease. Pursuant to the terms and conditions in the Blackstone Merger Agreement, at the Effective Time, each share of our common stock that is issued and outstanding immediately prior to the Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $14.75, without interest. For additional information regarding the Blackstone Merger, including risks and uncertainties, see Part I, Item 1 – Business and Part I, Item 1A – Risk Factors as well as our definitive proxy statement filed with the SEC on March 14, 2022.

On January 23, 2022, our board of directors approved an estimated value per share of our common stock of $14.75 based solely on the consideration to be paid to holders of our common stock by BREIT in connection with the Blackstone Merger. See “Background of the Merger” in our definitive proxy statement filed with the SEC on March 14, 2022 for additional information about how the merger consideration was determined. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.

Limitations of Estimated Value Per Share

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
•
an independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or
•
the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

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

Unregistered Sale of Equity Securities

All securities sold by us during the year ended December 31, 2021 were sold in an offering registered under the Securities Act of 1933.

(Back to Index)

(Back to Index)

Redemption of Securities

Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us, subject to the significant conditions and limitations of the program. The program was initially adopted in February 2014 and has been amended and restated at various times thereafter. On February 3, 2021, our board of directors adopted the Fifth Amended and Restated Share Redemption Program (the “SRP”). Under the SRP, redemptions will be made quarterly in an amount not to exceed proceeds from the sale of shares in our distribution reinvestment plan offering (the “DRP Offering”) in the immediately preceding calendar quarter; provided that, for any quarter in which no DRP Offering proceeds are available, the funding limitation for the quarter will be set by the board of directors upon ten business days’ notice to stockholders. In addition, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (each as defined in the SRP and collectively, “Special Redemptions”). Since the first quarter of 2020, the SRP has been suspended except for Special Redemptions. During the year ended December 31, 2021, we honored all Special Redemption requests that were submitted pursuant to the terms of the SRP.

Pursuant to the SRP, during the three months ended December 31, 2021, we redeemed shares as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year to Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2021	—	—	—	(2)
November 2021	—	—	—	(2)
December 2021	184,236	$9.06	879,789	(2)

(1) All purchases of equity securities in the three months ended December 31, 2021 were made pursuant to our share redemption program.

(2) As of December 31, 2021, we limit the dollar value and number of shares that may be repurchased under the program, as discussed above. As of December 31, 2021, we had $2.7 million available to repurchase shares under the SRP.

Distribution Information

For the year ended December 31, 2021, we paid aggregate distributions of $45.2 million, including $34.6 million of distributions paid in cash and $10.6 million of distributions reinvested in shares of common stock through our DRP. Distributions declared, distributions paid and cash flows provided by operating activities were as follows for the year ended December 31, 2021 (in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2021	Cash	Distributions Reinvested (DRP)	Total	Cash Provided By Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total
First Quarter	$8,539	$2,490	$11,029	$12,101	$11,029	$0.07	$11,029 / 100%
Second Quarter	8,365	2,674	11,039	22,269	11,039	0.07	$11,039 / 100%
Third Quarter	8,868	2,704	11,572	25,182	11,572	0.07	$11,572 / 100%
Fourth Quarter	8,875	2,707	11,582	12,997	11,582	0.07	$11,582 / 100%
Total	$34,647	$10,575	$45,222	$72,549	$45,222	$0.28

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

(Back to Index)

(Back to Index)

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to our shares of common stock in the sole discretion of our Board of Directors. No distributions will be made with respect to shares of our convertible stock.

Pursuant to the terms of the Blackstone Merger Agreement, we may continue to pay regular quarterly distributions of no more than $0.07 per share of our common stock for the first two quarters of 2022. Thereafter, we may not pay distribution except as necessary to preserve our tax status as a REIT, and any such distributions would result in an offsetting decrease to the merger consideration to be paid to our common stockholders.

ITEM 6. [RESERVED]

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

Overview

We are a self-managed REIT formed as a Maryland corporation on September 28, 2012. We own a diversified portfolio of U.S. commercial real estate. We conduct our operations through RRE Opportunity OP II, LP, (“REIT II OP” or “OP II”), our operating partnership. We have sub-contracted with Greystar, a third-party property management company to provide property management services at our properties. Our portfolio consists of multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”). The primary portion of our initial public offering commenced in February 2014 and closed in February 2016.

On January 28, 2021, we acquired REIT I and Resource Apartment REIT III, Inc. (“REIT III”) and their respective subsidiaries in stock-for-stock transactions (collectively, the “Resource REIT Mergers”). As a result of our acquisition of REIT I and its subsidiaries, including the entities that provide our advisory, asset and property management services, we became self-managed and as of December 31, 2021, have 44 employees. Prior to January 28, 2021, we were externally advised by Resource Real Estate Opportunity Advisor II, LLC (our “Advisor”) pursuant to an advisory agreement initially entered into in February 2014. As of December 31, 2021, we owned 45 properties in 13 states, comprising a total of 13,707 multifamily units.

In connection with the Resource REIT Mergers, REIT II was the legal acquirer of both REIT I and REIT III, however, REIT I was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the Resource REIT Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Resource REIT Mergers reflects REIT I’s results. For this reason, period to period comparisons may not be meaningful.

In addition, unless the context requires otherwise, all references to the “Company,” “we,” “our,” and “us” herein mean REIT I, and one or more of REIT I’s subsidiaries for periods prior to the Resource REIT Mergers, and REIT II and one or more of REIT II’s subsidiaries for periods following the Resource REIT Mergers. Certain historical information of REIT II is included for background purposes.

Self-Management Transaction

On September 8, 2020, REIT I engaged in a series of transactions which we refer to as the “Self-Management Transaction,” pursuant to which REIT I acquired the advisors and property managers for REIT I, REIT II and REIT III from C-III Capital Partners, LLC (“C-III”) and its affiliates in exchange for 6,158,759 REIT I OP Common Units (“OP Common units”), 319,965 REIT I OP Series A Preferred Units (“OP I Preferred Units”) with a face value of $67.5 million, and the right to receive certain deferred payments having the aggregate value of $27.0 million. Prior to this transaction, our Advisor was an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), our initial sponsor and an indirect wholly-owned subsidiary of C-III.

As a result of the Self-Management Transaction, REIT I was self-managed for the period from September 8, 2020 through the effectiveness of the Resource REIT Mergers and succeeded to the advisory, asset management and property management arrangements formerly in place with REIT II and REIT III until the Resource REIT Mergers. At the time of the Resource REIT Mergers, the OP I Common Units converted into 7,539,738 OP Common Units and Op I Preferred Units have participation rights of 391,711 OP Preferred Units.

On September 14, 2021, in accordance with a letter agreement entered with C-III and RRE Legacy Co LLC (“Legacy Co”), we redeemed all of the 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co for $67.5 million and exchanged all of the 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of our common stock.

Blackstone Merger

(Back to Index)

(Back to Index)

On January 23, 2022, we entered into an Agreement and Plan of Merger (the “Blackstone Merger Agreement”). The Blackstone Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, we will merge with and into an affiliate of Blackstone Real Estate Income Trust, Inc. (“BREIT”), which is an affiliate of Blackstone, Inc. Upon completion of the transaction (the “Blackstone Merger”), our separate existence will cease. The transactions contemplated by the Blackstone Merger Agreement were unanimously approved by our board of directors.

COVID-19 Pandemic and Portfolio Outlook

As of December 31, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During the year ended December 31, 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the real estate industry, directly or indirectly. During the year ended December 31, 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.

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

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. For the three months ended December 31, 2021, our 30-day collection rate was approximately 95.6%, of the billed rental income. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act and the 2021 American Rescue Plan which will have aided in the payment of rent due. The extent to which these benefits will be available going forward is uncertain. To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and may impede our ability to increase rental rates. If required by applicable law, we may continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by COVID-19 where applicable federal, state or local restrictions are in effect. To help mitigate the impact on our operating results of the COVID-19 pandemic, in 2020, we initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.

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

Results of Operations

As of December 31, 2021, we owned interests in a total of 45 multifamily properties. The three combined REITs have acquired interests in 78 multifamily properties, and as of December 31, 2021, have sold interests in 33 of these properties.

Through December 31, 2021, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the year as a result of increased bad debt expense, waiving late fees and the suspension of evictions at our properties. We expect, however, that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward,

(Back to Index)

(Back to Index)

including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined below) for the years ended December 31, 2021 and 2020 for our Same Store and Non-Same Store properties (as defined below) (dollars in thousands, except per unit):

	As Of or For the Year Ended
	December 31, 2021(2)	December 31, 2020	Increase / (Decrease)	% Change(1)
Number of properties:
Same Store	24	24	—	0%
Non-Same Store	21	4	17	425%
Total	45	28	17	61%
Number of Units
Same Store	7,473	7,473	—
Non-Same Store	6,234	1,014	5,220	N/M
Total	13,707	8,487	5,220	62%
Average Occupancy
Same Store	94.5%	93.1%		1.4%
Non-Same Store	95.6%	95.6%		0.0%
Total	95.1%	93.4%		1.7%
Net effective rent, per occupied unit
Same Store	$1,362	$1,308	$54	4%
Non-Same Store	1,350	974	376	39%
All properties	1,356	1,267	89	7%
Revenues:
Same Store revenues	$126,275	$120,609	$5,666	5%
Non-Same Store revenues	114,602	12,633	101,969	N/M
Total Rental income	240,877	133,242	107,635	81%
Expenses:
Same Store
Property operating expenses, including real estate taxes	51,194	50,634	560	1%
Property management fees - third party	3,411	1,015	2,396	236%
Property management fees - related party	—	3,682	(3,682)	-100%
General and administrative - property	3,036	3,211	(175)	-5%
Same Store operating expenses	57,641	58,542	(901)	-2%
Non-Same Store
Property operating expenses, including real estate taxes	44,006	5,362	38,644	N/M
Property management fees - third party	3,279	121	3,158	2610%
Property management fees - related party	—	389	(389)	-100%
General and administrative - property	2,782	432	2,350	N/M
Non-Same Store operating expenses	50,067	6,304	43,763	N/M
Total operating expenses	107,708	64,846	42,862	66%
Net Operating Income "NOI"
Same Store	68,634	62,067	6,567	11%
Non-Same Store	64,535	6,329	58,206	N/M
Total NOI	$133,169	$68,396	$64,773	95%

(1) N/M- result not meaningful.

(2) We have combined two properties; Adair off Addison and Adair off Addison II.

See reconciliation of Net income (loss) attributable to common stockholders to NOI table below:

(Back to Index)

(Back to Index)

	For the Year Ended
	December 31, 2021	December 31, 2020	Increase / (Decrease)	% Change
Net income (loss) attributable to common stockholders	$52,254	$(25,159)	77,413	-308%
Allocation of income to preferred unit holders attributable to noncontrolling interests	(158)	(101)	(57)	56%
Net loss attributable to noncontrolling interests	(696)	(279)	(417)	149%
Net income (loss) after preferred unit distributions	51,400	(25,539)	76,939	-301%
Preferred return to preferred OP unit holders	3,161	1,406	1,755	125%
Redemption of preferred OP units	342	—	342	100%
Net income (loss)	$54,903	$(24,133)	$79,036	-328%
Adjustments to reconcile net income (loss) to NOI:
Casualty loss	2,359	338	2,021	598%
Acquisition fees	—	113	(113)	-100%
Transaction expenses	465	2,282	(1,817)	-80%
Property management fees - third party	—	887	(887)	-100%
Asset Management fees - related party	—	8,518	(8,518)	-100%
General and administrative - corporate	25,303	8,543	16,760	196%
Loss on disposal of assets	848	656	192	29%
Depreciation and amortization expense	96,918	51,460	45,458	88%
Interest expense	47,377	25,723	21,654	84%
Interest income	(22)	(217)	195	-90%
Gain on sale of land easement	—	(310)	310	-100%
Gain on sale of rental property	(93,665)	—	(93,665)	100%
Management fee and other income	(1,212)	(5,296)	4,084	-77%
Insurance proceeds in excess of cost basis	(311)	(168)	(143)	85%
Provision for income taxes	206	—	206	100%
NOI	133,169	68,396	64,773

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

We define “Same Store NOI” as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods. The 22 properties formerly held by REIT II and REIT III which were acquired in the Resource REIT Mergers are included in Non-Same Store results and statistics for the year ended December 31, 2021.

Net effective rent, per occupied unit is equal to the average of gross potential rent net of gain/loss to lease, less vacancy, non-revenue units and concessions, divided by the average occupancy (in units) for the periods presented.

Average occupancy represents the daily average occupied units for the reporting period divided by the total number of units, expressed as a percentage.

Rental and other property revenue. Same store property revenue of the former REIT I portfolio, increased by approximately $5.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was principally due to an approximately $5.2 million increase in rental income resulting from a 1.4% increase in average occupancy and an approximately $54 per unit increase in net effective monthly rent. This increase was offset by an increase in bad debt expense, net of recoveries, of approximately $420,000 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. In addition, utility income and ancillary tenant fees increased by approximately $861,000 due to increased utility charges and late fees charged to tenants. Non-same store results include the former REIT II and REIT III properties for the period from January 28, 2021 through December 31, 2021 due to the Resource REIT Mergers as well as four former REIT I properties sold during 2021.

Property operating expenses. Same store property operating expenses increased by approximately $560,000 primarily due to an approximately $383,000 increase in real estate taxes and an approximately $195,000 increase in utilities. There was an approximately $1.3 million net decrease in property management fees for same store for the year ended December 31, 2021 as compared the year ended December 31, 2020. Prior to September 8, 2020, our former Advisor subcontracted certain services to

(Back to Index)

(Back to Index)

an unaffiliated third-party, Greystar, and paid for those services from its property management fee; after September 8, 2020, we paid those fees directly to Greystar.

Management Fees. Asset management fees- related party decreased by approximately $8.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 as a result of the Self-Management Transaction on September 8, 2020. In addition, we paid Greystar approximately $887,000 for the period September 8, 2020 to December 31, 2020 to manage the former REIT II and III properties. These costs are included in non-same store operating expenses in 2021.

Casualty Loss. We are self-insured for property related casualties up to $1.1 million and as of December 31, 2021, we had incurred approximately $944,000 of expense related to these losses. In addition, we have deductibles of $25,000 for general liability losses and $100,000 for property related losses.

Transaction expenses. We incurred approximately $465,000 of transaction costs related to the Blackstone Merger in the three months ended December 31, 2021. Transaction costs of approximately $2.3 million were expensed in connection with the Self-Management Transaction during the year ended December 31, 2020.

General and Administrative. Corporate general and administrative expenses increased by approximately $16.8 million for the year ended December 31, 2021 as compared the year ended December 31, 2020 including an increase in payroll and benefit costs of approximately $12.3 million including approximately $4.6 million of compensation expense for restricted stock awards, professional fees of approximately $980,000, transfer agent fees of approximately $628,000 and insurance expense of approximately $777,000. The year ended December 31, 2020 primarily included allocations from our former Advisor to reimburse for costs incurred to manage assets of REIT I. As of December 31, 2021, we employed 44 employees to manage the assets of the merged REITs.

Depreciation and Amortization. Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets primarily related to in-place apartment unit leases from the Resource REIT Mergers. The increase in depreciation and amortization expense during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was comprised as follows (in thousands):

	Same Store	Non-Same Store	Corporate	Total
Depreciation	$(3,958)	$40,941	$105	$37,088
Amortization of intangibles	(4)	8,374	—	8,370
	$(3,962)	$49,315	$105	$45,458

Interest Expense. Interest expense increased by approximately $21.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 and the increase was comprised as follows (in thousands):

	Same Store	Non-Same Store	Revolving Credit Facility	Total
Interest payable to banks	$(2,364)	$17,727	$189	$15,552
Deferred finance cost amortization	(211)	93	230	112
Fair value amortization	67	269	—	336
Interest rate cap adjustments	(23)	(60)	—	(83)
Prepayment penalties	1,557	1,817	—	3,374
Deferred finance extinguishment	1,959	404	—	2,363
	$985	$20,250	$419	$21,654

Gain on sale of rental properties. We sold five properties (Evergreen at Coursey, Brookwood, Pines of York, Retreat at Rocky Ridge, and Tech Center) during the year ended December 31, 2021 totaling approximately $202.2 million in gross proceeds and realizing approximately $93.7 million in gain on sales.

Other Revenue. We recorded approximately $1.2 million of asset and property management fee revenue from REIT II and REIT III for the period from January 1, 2021 through January 27, 2021 prior to the Resource REIT Mergers in 2021. We recorded asset and property management fee revenue and debt financing fees from REIT II and REIT III for the period September 9, 2020 through December 31, 2020 of approximately $5.2 million following the Self-Management Transaction in 2020. Upon effectiveness of the Resource REIT Mergers, these fees were no longer earned.

(Back to Index)

(Back to Index)

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined below) for the years ended December 31, 2020 and 2019 for our Same Store and Non-Same Store properties (as defined below) (dollars in thousands, except per unit):

	For the Year Ended
	December 31, 2020	December 31, 2019	Increase / (Decrease)	% Change (1)
Number of properties:
Same Store	24	24	—	0%
Non-Same Store	4	4	—	0%
Total	28	28	—	0%
Number of Units
Same Store	7,473	7,473	—	0%
Non-Same Store	1,014	1,014	—	0%
Total	8,487	8,487	—	0%
Average Occupancy
Same Store	93.1%	93.5%		-0.4%
Non-Same Store	95.6%	93.4%		2.2%
Total	93.4%	93.5%		-0.1%
Net effective rent, per occupied unit
Same Store	$1,308	$1,285	$23	2%
Non-Same Store	974	870	104	12%
All properties	1,267	1,220	47	4%
Revenues:
Same Store revenues	$120,609	$119,344	$1,265	1%
Non-Same Store revenues	12,633	15,827	(3,194)	-20%
Total Rental income	133,242	135,171	(1,929)	-1%
Expenses:
Same Store
Property operating expenses, including real estate taxes	50,634	48,104	2,530	5%
Property management fees - third party	1,015	—	1,015	100%
Property management fees - related party	3,682	5,340	(1,658)	-31%
General and administrative - property	3,211	3,014	197	7%
Same Store operating expenses	58,542	56,458	2,084	4%
Non-Same Store
Property operating expenses, including real estate taxes	5,362	7,412	(2,050)	-28%
Property management fees - third party	121	—	121	100%
Property management fees - related party	389	689	(300)	-44%
General and administrative - property	432	581	(149)	-26%
Non-Same Store operating expenses	6,304	8,682	(2,378)	-27%
Total operating expenses	64,846	65,140	(294)	0%
Net Operating Income "NOI"
Same Store	62,067	62,886	(819)	-1%
Non-Same Store	6,329	7,145	(816)	-11%
Total NOI	$68,396	$70,031	$(1,635)	-2%

(1) N/M- result not meaningful.

See reconciliation of net loss attributable to common stockholders to NOI in the table below:

(Back to Index)

(Back to Index)

	For the Year Ended
	December 31, 2020	December 31, 2019	Increase / (Decrease)	% Change
Net loss attributable to common stockholders	$(25,159)	$(1,747)	$(23,412)	1340%
Allocation of income to preferred unit holders attributable to noncontrolling interests	(101)	—	(101)	-100%
Net loss attributable to noncontrolling interests	(279)	—	(279)	-100%
Net loss after preferred unit distributions	(25,539)	(1,747)	(23,792)	1362%
Preferred return to preferred OP unit holders	1,406	—	1,406	100%
Net loss	$(24,133)	$(1,747)	$(22,386)	1281%
Adjustments to reconcile net loss to NOI:
Casualty loss	338	302	36	12%
Acquisition fees	113	—	113	100%
Transaction expenses	2,282	—	2,282	100%
Property management fees - third party	887	—	887	100%
Asset Management fees - related party	8,518	12,505	(3,987)	-32%
General and administrative - corporate	8,543	6,462	2,081	32%
Loss on disposal of assets	656	541	115	21%
Depreciation and amortization expense	51,460	53,814	(2,354)	-4%
Interest expense	25,723	37,908	(12,185)	-32%
Interest income	(217)	(374)	157	-42%
Gain on sale of land easement	(310)	—	(310)	-100%
Gain on sale of rental property	—	(38,810)	38,810	-100%
Management fee and other income	(5,296)	—	(5,296)	100%
Insurance proceeds in excess of cost basis	(168)	(570)	402	-71%
NOI	68,396	70,031	(1,635)

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

We define “Same Store NOI” as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods. Same Store and Non-Same Store for the years ended December 31, 2020 and 2019 are comprised of REIT I properties only.

Net effective rent, per occupied unit is equal to the average of gross potential rent net of gain/loss to lease, less vacancy, non-revenue units and concessions, divided by the average occupancy (in units) for the periods presented.

Average occupancy represents the daily average occupied units for the reporting period divided by the total number of units, expressed as a percentage.

Rental and other property revenue. Same store property revenue of the former REIT I portfolio, increased by approximately $1.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was principally resulting from an increase of approximately $23 per unit net effective monthly rent. This increase was offset by an increase in bad debt expense, net of recoveries, of approximately $834,000 for the year ended December 31, 2020 as compared to the year ended December 31, 2019. In addition, utility income increased by approximately $110,000 due to increased utility charges to tenants.

Property operating expenses. Same store property operating expenses increased by approximately $2.5 million primarily due to an approximate $486,000 increase in real estate taxes, $436,000 increase in turnover costs, $494,000 increase in utilities and an $608,000 increase in insurance. There was an approximate $643,000 net decrease in property management fees for same store for the year ended December 31, 2020 as compared the year ended December 31, 2019. Prior to September 8, 2020, our former Advisor subcontracted certain services to an unaffiliated third-party, Greystar, and paid for those services from its property management fee; after September 8, 2020, we paid those fees directly to Greystar.

(Back to Index)

(Back to Index)

Transaction expenses. Transaction costs of approximately $2.3 million were expensed in connection with the Self-Management Transaction during the twelve months ended December 31, 2020.

Management Fees. Asset management fees- related party decreased by approximately $4.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of these fees no longer being paid as of September 8, 2020.

General and Administrative. Corporate general and administrative expenses, primarily payroll and benefit costs, increased by approximately $2.1 million for the year ended December 31, 2020 as compared the year ended December 31, 2019 connected to the Self-Management Transaction in 2020.

Depreciation and Amortization. Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place apartment unit leases from the Resource REIT Mergers and in-place antennae leases. The decrease in depreciation and amortization expense during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was comprised as follows (in thousands):

	Same Store	Non-Same Store	Corporate	Total
Depreciation	$(2,118)	$(274)	$42	$(2,350)
Amortization of intangibles	(4)	—	—	(4)
	$(2,122)	$(274)	$42	$(2,354)

Interest Expense. Interest expense decreased by approximately $12.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 and the decrease was comprised as follows (in thousands):

	Same Store	Non-Same Store	Total
Interest payable to banks	$(10,769)	$(436)	$(11,205)
Deferred finance cost amortization	(771)	(2)	(773)
Fair value amortization	19	(1)	18
Interest rate cap adjustments	(197)	(22)	(219)
Deferred finance extinguishment	(6)	—	(6)
	$(11,724)	$(461)	$(12,185)

Gain on sale of rental properties. We sold Williamsburg on March 8, 2019 for $70.0 million realizing an approximate $34.6 million gain on sale. We sold Pinehurst on December 20, 2019 for $12.3 million realizing an approximate $4.2 million gain on sale.

(Back to Index)

(Back to Index)

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

During the year ended December 31, 2021, we obtained REIT-level financing through a line of credit from Bank of America. Some of our assets serve as collateral for this debt. In addition to debt financing at the REIT-level, we have financed, and may continue to finance, the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, we anticipate that certain properties will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that we will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. We have and may again also obtain mortgage financing which contains cross-collateralization or cross-default provisions whereby a default on a single property could affect multiple properties. Finally, we may also obtain seller financing with respect to specific assets that we acquire.

Material Cash Requirements

Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other required expenditures; and (iii) capital expenditures.

Contractually Obligated Expenditures

The following table summarizes our debt payments (excluding extension options), interest payment obligations (excluding debt premiums and discounts, unused fees and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of December 31, 2021 (dollars in millions):

	Twelve Months Ended
	December 31, 2022	Thereafter
Debt repayments	$38,899	$1,376,422
Interest payments (1)	36,053	160,996
Operating leases	583	2,179
	$75,535	$1,539,597

(1) Scheduled interest payments included in these amounts for variable rate loans are presented using rates as of December 31, 2021.

Other Required Expenditures

We incur certain other required expenditures in the ordinary course of business, such as utilities, insurance, real estate taxes, third-party management fees, certain capital expenditures related to the maintenance of our properties, and corporate level expenses. Additionally, we carry comprehensive insurance to protect our properties against various losses. The amount of insurance expense that we incur depends on the assessed value of our properties, prevailing market rates, changes in risk. Furthermore, we incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on changes in the assessed value of our properties, changes in tax rates assessed by certain jurisdictions.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status. Our Board of Directors will evaluate the dividend on a quarterly basis,

(Back to Index)

(Back to Index)

taking into account a variety of relevant factors, including REIT taxable income. Pursuant to the terms of the Blackstone Merger Agreement, we may continue to pay regular quarterly distributions of no more than $0.07 per share of our common stock for the first two quarters of 2022. Thereafter, we may not pay distribution except as necessary to preserve our tax status as a REIT, and any such distributions would result in an offsetting decrease to the merger consideration to be paid to our common stockholders.

Capital Expenditures

We deployed approximately $28.4 million during the year ended December 31, 2021 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2021 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the year ended	2022 capital
	December 31, 2021	budgeted
Skyview	$4,614	$1,292
Calloway at Las Colinas	3,210	601
Maxwell Townhomes	1,627	—
The Westside Apartment Homes	1,564	610
Meridian Pointe	1,494	1,608
Providence in the Park	1,418	1,422
The Palmer at Las Colinas	1,019	1,827
Crosstown at Chapel Hill	835	1,314
Verona Apartment Homes	781	955
The Adairs	626	1,227
All other properties	11,235	29,360
	$28,424	$40,216

Distributions Paid to Common Stockholders

For the year ended December 31, 2021, we paid aggregate distributions as follows (dollars in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Net Cash Distributions	Distributions reinvested in shares of Common Stock	Total Aggregate Distributions
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029
June 29, 2021	0.07	June 30, 2021	8,365	2,674	11,039
September 29, 2021	0.07	September 30, 2021	8,868	2,704	11,572
December 28, 2021	0.07	December 29, 2021	8,875	2,707	11,582
	$0.28		$34,647	$10,575	$45,222

Gross Offering Proceeds

As of December 31, 2021, we had an aggregate of 165.8 million shares of our $0.01 par value common stock outstanding including 1.1 million unvested restricted shares. The following table presents our shares issued (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	29,042,460	279,519
Restricted shares issued to employees	1,370,952	—
Shares issued through conversion of common OP units	7,539,738	—
Shares issued in conjunction with the Resource REIT Mergers	14,724,323	—
Total	186,287,040	$1,582,101
Shares redeemed and retired	(20,520,287)
Total shares issued and outstanding as of December 31, 2021	165,766,753

LIBOR

Central banks and regulators in a number of major jurisdictions (including both the U.S. and the U.K.) have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (IBORs), including LIBOR. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021.

(Back to Index)

(Back to Index)

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

Share Redemption Program

On February 3, 2021, our board of directors adopted the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”) pursuant to which, subject to significant conditions and limitations of the program, our stockholders can have their shares repurchased by us. The Amended SRP provides that redemptions will continue to be made quarterly but in an amount not to exceed proceeds from the sale of shares in the DRP in the immediately preceding calendar quarter; provided that, for any quarter in which no DRP proceeds are available, the funding limitation for the quarter will be set by the board of directors upon ten business days’ notice to stockholders. Additional changes to the share redemption program in the Amended SRP clarify the timing of redemption procedures. The share redemption program remains suspended except with respect to redemptions sought up on a stockholder’s death, disability, or confinement to a long-term care facility (each as defined in the Amended SRP). Further, on January 23, 2022, in connection with the entry into the Blackstone Merger Agreement, our board of directors suspended the share redemption program.

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

(Back to Index)

(Back to Index)

The following table reconciles net income (loss) attributable to common shareholders to FFO and Core FFO for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts). Amounts reported in the tables below include adjustments attributable to noncontrolling interests for the years ended December 31,2021 and 2020. There were no noncontrolling interests in the year ended December 31, 2019.

	Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders – GAAP	$52,254	$(25,159)	$(1,747)
Depreciation expense (1)	85,531	50,099	53,802
Net gains on disposition of properties (2)	(92,805)	—	(38,810)
FFO attributable to common stockholders	44,980	24,940	13,245
Stock compensation expense (3)	4,380	9	—
Redemption of preferred units (4)	329	—	—
Debt prepayment costs (5)	3,245	—	—
Acquisition fees	—	113	—
Amortization of intangible lease assets (6)	7,983	9	12
Realized loss on change in fair value of interest rate cap (7)	37	122	344
Debt premium (discount) amortization (8)	6	(308)	(333)
Deferred financing costs amortization (9)	3,848	1,499	2,389
Casualty losses, net of casualty gains (10)	1,997	171	(268)
Transaction expenses (11)	465	2,203	—
Core FFO attributable to common stockholders	$67,270	$28,758	$15,389

Basic and diluted net income (loss) per common share - GAAP	$0.34	$(0.29)	$(0.02)
FFO per diluted share (12)	$0.29	$0.29	$0.15
Core FFO per diluted share (12)	$0.44	$0.34	$0.18

Weighted average shares outstanding - basic	153,820	85,531	85,861
Weighted average shares outstanding - diluted (13)	153,889	85,531	85,861

(1) Includes allocation for noncontrolling interests of approximately $3.0 million and $1.4 million, respectively, for the years ended December 31, 2021 and 2020.

(2) Includes allocation for noncontrolling interests of approximately $860,000 for the year ended December 31, 2021. There was no allocation for the year ended December 31, 2020.

(3) Includes allocation for noncontrolling interests of approximately $192,000 and $1,000, respectively, for the years ended December 31, 2021 and 2020.

(4) Includes allocation for noncontrolling interests of approximately $13,000 for the year ended December 31, 2021. There was no allocation for the year ended December 31, 2020.

(5) Includes allocation for noncontrolling interests of approximately $129,000 for the year ended December 31, 2021. There was no allocation for the year ended December 31, 2020.

(6) Includes allocation for noncontrolling interests of approximately $396,000 for the year ended December 31, 2021. There was no allocation for the year ended December 31, 2020.

(7) Includes allocation for noncontrolling interests of approximately $5,000 and $2,000, respectively, for the years ended December 31, 2021 and 2020.

(8) Includes allocation for noncontrolling interests of approximately $15,000, and $7,000, respectively, for the years ended December 31, 2021 and 2020.

(9) Includes allocation for noncontrolling interests of approximately $168,000 and $42,000, respectively, for the years ended December 31, 2021 and 2020.

(10) Includes allocation for noncontrolling interests of approximately $51,000 and $1,000, respectively, for the years ended December 31, 2021 and 2020.

(11) Includes allocation for noncontrolling interests of approximately $79,000 for the year ended December 31, 2020. There was no allocation for the year ended December 31, 2021.

(12) Calculated using weighted average shares outstanding – diluted.

(13) None of the shares of convertible stock or 467,461 unvested performance awards that vest only upon a liquidation event are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either December 31, 2021, 2020 and 2019. Income (loss) attributable to outstanding OP Common and Preferred units issued in the Self-Management Transaction prior to their redemption and or conversion were included in net (income) loss attributable to noncontrolling interest, and therefore, excluded from the calculation of earnings (loss) per common share, basic and diluted, for all periods presented.

Critical Accounting Estimates

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

Real Estate Assets

Real Estate Purchase Price Allocation

Acquisitions that do not meet the definition of a business under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Business Combinations, ("ASC 805") are accounted for as asset acquisitions. In most cases, we believe acquisitions of real estate will no longer be considered business combinations, as in most cases

(Back to Index)

(Back to Index)

substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if we determine that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, we will then perform an assessment to determine whether the asset is a business by using the framework outlined in the guidance. If we determine that the acquired asset is not a business, we will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their relative fair value.

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

In estimating the fair value of both the tangible and intangible acquired assets, we also consider information obtained about each property as a result of its pre-acquisition due diligence. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the our existing relationships with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the average remaining term of the underlying leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

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

In conjunction with the Resource REIT Mergers and for our annual estimated value per share calculation in 2020 and 2019, we engaged with a third-party to provide the estimated fair value of its rental properties as of January 28, 2021, December 31, 2020 and 2019, respectively. We compared these values to the carrying values and concluded that there was no indication that the carrying value of our investments in real estate were not recoverable as of December 31, 2021, 2020 and 2019. There were no impairment losses recorded on long lived assets during the years ended December 31, 2021, 2020 and 2019.

(Back to Index)

(Back to Index)

Adoption of New Accounting Standards

In March 2020, FASB issued Accounting Standards Update ("ASU") No. 2020-04, “Reference Rate Reform (Topic 848).” ASU No. 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. During the year ended December 31, 2021, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Off-Balance Sheet Arrangements

As of both December 31, 2021 and 2020, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On January 20, 2022, we sold The Bryant at Yorba Linda in Yorba Linda, California for $205.5 million. We expect to recognize a gain on the sale during the quarter ending March 31, 2022.

On January 20, 2022, we sold Maxwell Townhomes in San Antonio, Texas for $48.0 million. We expect to recognize a gain on the sale during the quarter ending March 31, 2022.

On January 23, 2022, we entered into the Blackstone Merger Agreement. In addition, our board of directors suspended our share redemption program and our distribution reinvestment plan offering.

On January 28, 2022, we repaid in the full the loans secured by Skyview, Courtney Meadows, Indigo Creek, and Meridian Pointe.

On March 22, 2022, we sold Sunset Ridge in San Antonio, Texas for $60.8 million. We expect to recognize a gain on the sale during the quarter ending March 31, 2022.

We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 18 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of December 31, 2021 and 2020, we had approximately $613.0 million and $680.9 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the years ended December 31, 2021 and 2020, our annual interest expense would have increased by approximately $7.0 million and $6.7 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable. As of December 31, 2021 and 2020, the face value of fixed rate outstanding borrowings was approximately $802.3 million and $150.1 million, respectively. As of December 31, 2021 and 2020, this fixed rate debt had fair values of approximately $782.5 million and $151.0 million, respectively. Fair values are computed using rates available to us for debt with similar terms and remaining maturities.

(Back to Index)

(Back to Index)

If interest rates had been 100 basis points higher as of December 31, 2021 and 2020, the fair value of this fixed rate debt would have decreased by approximately $43.7 million and $4.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(Back to Index)

(Back to Index)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

We have provided below certain information about our executive officers and directors. At our July 21, 2021 annual meeting, Alan F. Feldman, Andrew Ceitlin, Gary Lichtenstein, Lee F. Shlifer, Robert C. Lieber, and Thomas J. Ikeler were elected to the board of directors for one-year terms. On August 3, 2021, our board of directors increased the size of the board from six to eight members and appointed Paula Baiman Brown and Alan F. Riffkin to serve as independent directors for one-year terms expiring at the next annual meeting. Mr. Lieber subsequently resigned on September 14, 2021, for reasons unrelated to any disagreement with our operations, policies, or practices.

Name *	Age **	Positions
Alan F. Feldman	58	Chairman of the Board, Chief Executive Officer, President and Director
Paula Baiman Brown	56	Independent Director
Andrew Ceitlin	48	Independent Director
Thomas J. Ikeler	66	Independent Director
Gary Lichtenstein	73	Independent Director
Alan F. Riffkin	56	Independent Director
Lee F. Shlifer	73	Independent Director
Thomas C. Elliott	48	Chief Financial Officer, Executive Vice President and Treasurer
Marshall P. Hayes	45	Chief Investment Officer and Senior Vice President
Shelle R. Weisbaum	60	Chief Legal Officer, Senior Vice President and Secretary

* The address of each executive officer and director listed is 1845 Walnut Street, 17th Floor, Philadelphia, Pennsylvania 19103.

** As of March 1, 2022.

Alan F. Feldman has served as our Chief Executive Officer and Chairman of our Board of Directors since October 2012 and as our President since September 2020 overseeing the strategy for the company and its investment strategy. Prior to the Resource REIT Mergers, he was also Chief Executive Officer and Chairman of the Board of REIT I from June 2009 and REIT III from June 2017. He also served as the President of REIT I and REIT III from September 2020 until the Resource REIT Mergers. Mr. Feldman also served as a Senior Vice President of RAI from August 2002 to September 2020 and as Chief Executive Officer of its wholly owned subsidiary, Resource Real Estate (our founding sponsor) from May 2004 to September 2020. In addition, prior to September 2020, he served in various officer and director positions for other real estate program sponsored by Resource Real Estate. From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full-service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation. Mr. Feldman received a Bachelor of Science degree and Master of Science degree from Tufts University, and a Master of Business Administration, Real Estate and Finance concentration degree from The Wharton School, University of Pennsylvania.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Feldman, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate investment trust experience, to serve as one of our directors.

Paula Baiman Brown was appointed to our board of directors on August 3, 2021. She has served as the Senior Vice President and General Counsel of Lanard & Axilbund, LLC (d/b/a Colliers International) from March 2010 to the present. From March 1993 to March 2009, Ms. Brown was counsel at Ledgewood, a law firm where she practiced real estate and real estate finance law. She also holds a Real Estate Broker license from the Commonwealth of Pennsylvania. Ms. Brown received a Bachelor of Arts from Connecticut College and a Juris Doctorate from the University of Pennsylvania Law School.

The board of directors has determined that it is in the best interests of our company and our stockholders for Ms. Brown, in light of her legal background in real estate transactions, to serve as one of our directors.

Andrew Ceitlin was appointed to our board of directors at the closing of the REIT I Merger as the REIT I designated director pursuant to the terms of the REIT I Merger Agreement. He served as a REIT I director from February 2014 until the closing of the REIT I Merger. Mr. Ceitlin has served as the Vice President and Assistant General Counsel for Tishman Construction Corporation, an AECOM company, since June 2017 and previously served as its Senior Corporate Counsel from

(Back to Index)

(Back to Index)

June 2010 to June 2017. Prior to joining Tishman Construction Corporation, Mr. Ceitlin served as legal counsel for Bovis Lend Lease Holdings, Inc. from May 2007 to June 2010. Prior to joining Bovis Lend Lease Holdings, Inc., Mr. Ceitlin was an associate attorney at Peckar & Abramson, P.C., a law firm specializing in construction law. Mr. Ceitlin served as a director of Resource IO REIT from March 2015 to May 2018. Mr. Ceitlin is a licensed member of the New York State Bar and has practiced law for over 20 years. He holds a Bachelor’s degree in political science from The Ohio State University and a Juris Doctor degree from New York Law School.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Ceitlin, in light of his significant experience in the legal and real estate markets and his expertise in construction law, to serve as one of our directors.

Thomas J. Ikeler has been a director since November 2013. Mr. Ikeler also served as an independent director for REIT I from September 2009 until February 2014. From November 2014 to December 2020 when he retired, Mr. Ikeler served as Executive Vice President, Chief Investment Officer and Partner of Hoffman & Associates, a Washington, DC based mixed-use and residential real estate developer, but continues to serve as an advisor to the firm. From January 2010 to November 2014, Mr. Ikeler served as Managing Director, Capital Markets of Penzance, a private equity real estate investment and operating company, based in Washington, DC, and was one of four members of its Executive Committee. He was involved with all aspects of the firm’s investment activities, including acquisitions, development and capital placement. Immediately prior to that, from January 2009 to January 2010, Mr. Ikeler was President of K2 Capital Advisors, LLC, a boutique advisory practice that assisted real estate companies in selling or capitalizing existing assets and new acquisitions. From 2005 to 2009, Mr. Ikeler served as Managing Director of Jones Lang LaSalle, one of the largest global real estate service firms with 180 offices in 60 countries and over 36,000 employees, where he specialized in commercial property and multifamily equity and debt financing. From 1999 to 2005, he served as Managing Director of Aegis Realty Consultants, the real estate banking affiliate of Berwind Property Group, which owns and operates more than 25,000 apartment units and 100 communities. From 1997 to 1999, Mr. Ikeler served as Vice President/Corporate Finance for Security Capital Group and Senior Vice President for a subsidiary. From 1994 to 1997, he established a real estate investment and advisory firm that targeted “off market” opportunities and advised institutional owners and operators of real estate, which included serving as lead outside advisor to RF&P Corporation, a private REIT owned by the Virginia Retirement System. He received his Bachelor of Arts degree from Bucknell University and his Master in Business Administration from Harvard University.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Ikeler, in light of his significant experience in finance and real estate markets and his expertise in commercial property and multifamily equity and debt financing, to serve as one of our directors.

Gary Lichtenstein has been a director since November 2013. Mr. Lichtenstein also served as an independent director for REIT I from September 2009 until the closing of the REIT I Merger. Mr. Lichtenstein served as a partner of Grant Thornton LLP, a registered public accounting firm, from 1987 to July 2009. He worked at Grant Thornton LLP from 1974 to 1977 and served as a manager at Grant Thornton LLP from 1977 to 1987. Prior to joining Grant Thornton LLP, Mr. Lichtenstein served as an accountant for Soloway & von Rosen CPA from 1970 to 1974 and for Touche Ross Bailey & Smart from 1969 to 1970. Mr. Lichtenstein served on the Board of Directors of Atlas Resources, LLC from September 2016 to September 2018. He received his Bachelor of Business Administration and his Juris Doctor degree from Cleveland State University.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Lichtenstein, in light of his public company accounting and financial reporting expertise, to serve as one of our directors.

Alan F. Riffkin was appointed to our board of directors on August 3, 2021. He is the Managing Member of AFR Capital Advisory LLC, a strategic advisor to real estate owners and operators since December 2020. From 2003 to December 2019, Mr. Riffkin held positions as Director to Managing Director of the Real Estate Investment Banking Group at Lazard Freres & Co LLC. From 1994 to 2003, he held positions as Associate to Vice President of the Real Estate, Technology and Industrial Groups in the Investment Banking Division of Goldman Sachs & Co. Prior to that, Mr. Riffkin held positions as Account Officer to Senior Account Officer at Citicorp in the Real Estate Division from 1988 to 1992. Mr. Riffkin has served as a Trustee of the Urban Land Institute since 2017. He received a Bachelor of Science from Cornell University and a Master of Business Administration from The Wharton School of the University of Pennsylvania.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Riffkin, in light of his financial expertise and in particular his background in real estate finance, to serve as one of our directors.

Lee F. Shlifer was appointed to our board of directors at the closing of the REIT III Merger as the REIT III designated director pursuant to the terms of the REIT III Merger Agreement. He served as a director of REIT I from September 2009 and of

(Back to Index)

(Back to Index)

REIT III from January 2016, each until the closing of the respective mergers. Mr. Shlifer has served as founder, President and broker for Signature Investment Realty, Inc., an investment brokerage and management/consulting firm that emphasizes the acquisition and management of multifamily apartment buildings, since 1985. Prior to founding Signature Investment Realty, Inc., he served as Vice President of Marketing for Spencer Industries from 1979 to 1981. In addition, Mr. Shlifer served as a psychotherapist for the Eastern Pennsylvania Psychiatric Institute from 1978 to 1979. Mr. Shlifer is a member of the board of directors of ELIT, a non-profit organization that operates schools in India and Pakistan to teach impoverished women basic computer skills. He received his Bachelor of Arts degree from the University of Pennsylvania and his Masters of Arts degree in Clinical Psychology from The New School for Social Research.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Shlifer, in light of his significant finance and real estate market experience and his expertise in the acquisition and management of multifamily apartment buildings, to serve as one of our directors.

Thomas C. Elliott has served as our Chief Financial Officer, Executive Vice President and Treasurer since September 8, 2020. He served in the same positions for REIT I and REIT III from September 2020 until the closing of the respective mergers. From June 2020 until June 2021, he also served on the board of directors of ACRES REIT. Mr. Elliott previously held various officer positions at Resource America, all of which he resigned from, effective as of September 8, 2020: Chief Financial Officer since December 2009, Executive Vice President since September 2016 and Senior Vice President since 2005. Prior to that, he was Senior Vice President-Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President-Finance from 2005 to 2006 and Vice President-Finance from 2001 to 2005. From February 2017 to July 2020, Mr. Elliott was Executive Vice President-Finance and Operations of ACRES REIT and was its Senior Vice President-Finance and Operations from September 2006 to February 2017 and, prior to that, was its Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006. He was also Senior Vice President-Assets and Liabilities Management of ACRES REIT from June 2005 until September 2005 and, before that, served as its Vice President-Finance from March 2005. Prior to joining Resource America in 2001, Mr. Elliott was a Vice President at Fidelity Leasing, Inc., a former equipment leasing subsidiary of Resource America, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments.

Marshall Hayes has served as our Chief Investment Officer and Senior Vice President since February 2021. Prior to the acquisition of our sponsor and external advisor by REIT I, Mr. Hayes was employed by our sponsor and the owner of our advisor. Mr. Hayes held various titles at our sponsor, including Managing Director, Senior Vice President and Vice President. Mr. Hayes first joined our sponsor in 2006. Prior to working for our sponsor, Mr. Hayes was Vice President of Transactions at AIMCO, a Denver-based multifamily REIT from 2004-2006. From 1998 to 2004 Mr. Hayes worked for investment banking firm Lazard, Freres & Co., in New York, where he was a member of the real estate investment banking group. Mr. Hayes received a Bachelor of Science in Economics from The Wharton School at the University of Pennsylvania, Magna Cum Laude.

Shelle Weisbaum has served as our Chief Legal Officer, Senior Vice President and Secretary since October 2012 and in the same positions for REIT I from June 2009 and for REIT III from July 2015, until the closing of the respective mergers. Ms. Weisbaum has also served as Chief Legal Officer, Senior Vice President and Secretary of our advisor since its formation in October 2012 as well as for the advisors for REIT I and REIT II. Ms. Weisbaum also previously served as Executive Vice President, from April 2017 to September 2020, Senior Vice President, from January 2014, and General Counsel and Secretary, from August 2007, of the Sponsor to September 2020. Previously she held the position of Vice President of our sponsor from August 2007 to December 2013. Ms. Weisbaum also served as the Chief Legal Officer, Senior Vice President and Secretary of ACRES REIT from September 2016 to July 2020. Ms. Weisbaum joined our sponsor in October 2006 from Ledgewood Law, a Philadelphia-based law firm, where she practiced commercial real estate law from 1998 to 2006 as an associate and later as a partner of the firm. Prior to Ledgewood, from 1987 to 1998, Ms. Weisbaum was Vice President and Assistant General Counsel at the Philadelphia Stock Exchange. Ms. Weisbaum received a Bachelor of Science degree in Business Administration from Boston University and a Juris Doctor degree from Temple University.

Other Significant Employees

The following sets forth certain information regarding other significant employees of our company who provide important services to us.

Steven R. Saltzman has served as Chief Accounting Officer and Vice President since September 2020. He served in the same position for REIT I and REIT III from September 2020 until the closing of the respective mergers. Prior to that, he was Chief Financial Officer, Senior Vice President and Treasurer for us since October 2012 and in the same capacity for REIT I since June 2009 and for REIT III since July 2015. Mr. Saltzman has also served as Chief Financial Officer, Senior Vice President and Treasurer for REIT II Advisor since its formation in October 2012. In addition, Mr. Saltzman previously served as Senior Vice

(Back to Index)

(Back to Index)

President and Chief Financial Officer of our sponsor from January 2014 to September 2020; and previously held the positions of Vice President and Controller from May 2004. From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers. Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust. Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988. Mr. Saltzman earned a Bachelor of Science degree from The Wharton School, University of Pennsylvania. Mr. Saltzman is both a Certified Public Accountant and a Certified Management Accountant.

Yvana L. Rizzo serves as Vice President, Asset Management. Ms. Rizzo joined Resource Real Estate in 2006 and oversees the asset management of the company’s commercial real estate equity portfolios. Prior to joining Resource Real Estate, Ms. Rizzo served for six years as Vice President of both the Structured Asset Management and CMBS Credit Administration groups for Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation). Ms. Rizzo began her career as an underwriter and loan originator for the Northeast Commercial Real Estate Lending division of Washington Mutual Bank. Ms. Rizzo received a bachelor’s degree in Finance from the University of Pittsburgh.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of such equity securities with the SEC. As a matter of practice, our inside general counsel and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2021 and on written representations from our directors and executive officers, we believe that during fiscal year 2021, except for one Form 4 for Mr. Lichtenstein to report the receipt of our common stock in connection with the REIT I Merger, and one Form 3 for Mr. Ceitlin to report his initial ownership of our equity securities, of which he owned none, all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).

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

The Audit Committee

Our board of directors has established an audit committee. The audit committee assists the board of directors in overseeing:

•
our accounting and financial reporting processes;
•
the integrity and audits of our financial statements;
•
our compliance with legal and regulatory requirements;
•
the qualifications and independence of our independent auditors; and
•
the performance of our internal and independent auditors.

The audit committee is responsible for engaging independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, and considering and approving the audit and non-audit services and fees provided by the independent public accountants. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter adopted by our board of directors initially in 2013 and as amended and restated in February 2021. A copy of the audit committee charter is available under “Corporate Governance” in the “Investors” section of our website at www.resourcereit.com.

Since February 3, 2021, the members of the audit committee are Gary Lichtenstein (Chairman), Andrew Ceitlin and Lee F. Shlifer. Previously, Gary Lichtenstein (Chairman), Thomas J. Ikeler and David Spoont comprised the audit committee. Each of the members of the audit committee is “independent” as defined by the NYSE. The board of directors has determined that Mr. Lichtenstein qualifies as the audit committee “financial expert” as defined by SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

(Back to Index)

(Back to Index)

Executive Compensation Paid by Our Former Advisor

Prior to the closing of the REIT I Merger and our transition to a self-managed structure, pursuant to the terms of our advisory agreement, our former advisor was responsible for providing our day-to-day management, subject to the supervision of our board of directors, and we reimbursed our advisor for expenses incurred in connection with its provision of services to us and our allocable share of costs for advisor personnel and overhead, including allocable personnel salaries and other employment expenses. Included in the operating expenses reimbursed to our advisor during the year ended December 31, 2020 was $537,839 for a portion of the compensation paid in 2020 to Alan F. Feldman, our Chief Executive Officer and President, $165,032 for a portion of the compensation paid in 2020 to Thomas C. Elliott, our Chief Financial Officer, Executive Vice President and Treasurer as of September 2020 and 177,308 for a portion of the compensation paid in 2020 to Shelle R. Weisbaum, our Senior Vice President and Chief Legal Officer. Included in the operating expenses reimbursed to our advisor during the year ended December 31, 2019 was $460,884 for a portion of the compensation paid in 2019 to Mr. Feldman and $110,629 for a portion of the compensation paid in 2019 to Ms. Weisbaum.

Compensation Discussion and Analysis

Overview

This section discusses the components of, and objectives behind, our executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. Our “named executive officers” during 2021 were Alan F. Feldman, Chief Executive Officer and President, Thomas C. Elliott, Executive Vice President, Chief Financial Officer and Treasurer, Marshall P. Hayes, Senior Vice President and Chief Investment Officer, and Shelle R. Weisbaum, Senior Vice President and Chief Legal Officer.

Prior to the closing of the REIT I Merger on January 28, 2021, all of our executive officers were employees of our former advisor or its affiliates and we were not a party to any employment or severance agreements with our executive officers and did not pay or grant, and were not involved in determining, cash compensation, equity plan-based awards or any pension benefits, perquisites or other personal benefits for any of these individuals. Therefore, the discussion below reflects executive compensation that we paid to our executive officers since January 28, 2021.

Compensation Philosophy and Objectives

We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for executives while also permitting us the flexibility to differentiate actual pay based on the level of individual and organizational performance.

Our compensation programs are designed to achieve the following objectives:

•
to attract and retain candidates capable of performing at the highest levels of our industry;
•
to create and maintain a performance-focused culture by rewarding outstanding performance based upon objective predetermined metrics;
•
to reflect the qualifications, skills, experience and responsibilities of each executive officer;
•
to align the interests of our executive officers and stockholders by creating opportunities and incentives for our executive officers to increase their equity ownership in us; and
•
to motivate our executive officers to manage our business to meet our short- and long-term objectives.

Determination of Executive Compensation

On February 3, 2021, following the closing of the REIT I Merger on January 28, 2021, the board of directors formed the compensation committee which has the authority to determine the compensation for our executive officers. The compensation committee exercises independent discretion with respect to executive compensation matters and administers our equity incentive programs, including reviewing and approving equity grants to our executive officers under the 2020 Incentive Plan. The compensation committee operates pursuant to the terms of a written charter adopted by the board of directors, a copy of which is available under “Corporate Governance” in the “Investors” section of our website at www.resourcereit.com.

In connection with the REIT I Merger, we assumed from REIT I the employment agreements, dated September 8, 2020, with Mr. Feldman, our Chief Executive Officer and President; Mr. Elliott, our Executive Vice President, Chief Financial Officer

(Back to Index)

(Back to Index)

and Treasurer; and Ms. Weisbaum, our Senior Vice President and Chief Legal Officer. We assumed REIT I’s obligations under these employment agreements in their entirety. As a result, the initial compensation arrangements with our executive officers were determined in REIT I’s negotiations with each individual executive officer and were formalized in each executive officer’s employment agreement. Such negotiations were the purview of the special committee of REIT I, which was composed entirely of independent directors. For a more detailed discussion of the employment agreements with each of our executive officers, see “—Employment Agreements” below.

In making compensation decisions for 2021, the compensation committee reviewed market‑based compensation data provided by its independent compensation consultant, Ferguson Partners Consulting L.P., f/k/a FPL Associates, L.P. (“FPC”), a nationally recognized compensation consulting firm specializing in the real estate industry. The compensation committee also evaluated the performance of our Chief Executive Officer and, together with our Chief Executive Officer, assessed the individual performance of the other executive and senior officers. While the compensation committee considers these recommendations, along with data provided by its other advisors, it retains full discretion to set all compensation. As of the filing of this report, we have not yet held an advisory vote on executive compensation as 2021 was the first year we compensated our officers directly.

Engagement of Compensation Consultant

The compensation committee is authorized to retain the services of one or more executive compensation consultants, in its discretion, to assist with the establishment and review of our compensation programs and related policies. The compensation committee has sole authority to hire, terminate and set the terms of any future engagement of FPC or any other compensation consultant.

For compensation advice in 2021, the compensation committee engaged FPC to provide market‑based compensation data to assist the committee in the implementation of our comprehensive executive compensation program. In connection with these efforts, FPC prepared for the compensation committee reports that included compensation analyses for each executive position, an analysis of a recommended peer group for the company and a description of the methodology used to provide the compensation analyses. FPC researched competitive market practices, reviewed the proxy statements of its recommended peer group and checked its own proprietary information data bases. The compensation committee reviewed the information provided to the company and approved the 2021 executive compensation program.

Elements of Executive Compensation

The following table summarizes the key elements of our executive compensation program for our executive officers and each element’s objectives, including annual cash compensation and equity incentive awards. A more detailed discussion of each element of our executive compensation program follows this table.

(Back to Index)

(Back to Index)

Element	Description	Objectives
Annual Cash Compensation
Annual Base Salary	Fixed cash compensation. Reviewed and adjusted periodically.	• Attract and retain executives • Provide steady source of income sufficient to permit executives to focus effectively on their responsibilities • Help ensure that total cash compensation is competitive
Short-Term Incentive Plan	Annual cash bonus based on company, strategic and individual performance goals.	• Encourage executives to achieve annual company, strategic and individual performance goals • Align executives’ interests with the stockholders’ interests
Equity Incentive Compensation
Time-Based Restricted Stock	Awards vest in equal installments over three years, subject to continued service. Time-based restricted stock awards constitute 70% of the executive officers’ total equity incentive compensation.	• Promote long-term equity ownership by executives • Encourage the retention of executives • Align executives’ interests with the stockholders’ interests
Performance-Based Restricted Stock

Variable equity compensation based on company performance over a three-year performance period. Awards are paid in common stock. Performance-based restricted stock awards constitute 30% of the executive officers’ total equity incentive compensation.

• Encourage executives to achieve long-term company performance goals • Align executives’ interests with the stockholders’ interests • Attract and retain executives

Base Salary

Each executive officer’s compensation was initially established based on negotiations with the special committee of REIT I, composed entirely of independent directors, in connection with the execution of each officer’s employment agreement in September 2020. We believe that our executive officers’ base salary levels are commensurate with their positions and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. Base salaries of our named executive officers periodically will be reviewed by the compensation committee.

Short-Term Incentive Plan

The short-term incentive plan is intended to compensate our executive officers for achieving annual company, strategic and individual performance goals. The compensation committee believes that the opportunity to earn an annual cash bonus encourages our executive officers to achieve company, strategic and individual performance goals, which fosters a performance‑driven company culture that aligns the executives’ interests with the stockholders’ interests.

The short-term incentive plan allows our executive officers to earn a cash bonus based on various pre-defined and pre-weighted company, strategic and individual performance goals established by the compensation committee (at least 50% of which are objective, calculable company performance measurements). Strategic and individual performance goals are assessed subjectively.

The table below provides a summary of our short-term incentive plan, including the 2021 performance goals and their relative weighting:

(Back to Index)

(Back to Index)

Short-Term Incentive Plan

Performance Metrics	50% Corporate Performance Goals 20% Core FFO per Share 10% Same Store NOI Growth 10% Operating Margin 10% Net Debt to EBITDA 25% Strategic Performance Goals 25% Individual Performance Goals
.
Performance Bandwidths	Defined performance bandwidths based on percentage of base salary:
	Feldman / Elliott: Threshold - 62.5% Target - 125% Maximum -187.5%	Hayes: Threshold – 56.25% Target – 112.5% Maximum -168.75%	Weisbaum: Threshold - 50% Target - 100% Maximum -150%

Results between threshold and target or between target and maximum are based on linear interpolation. Performance below threshold earns 0%, and performance above the maximum is capped at the maximum level (no additional amounts are paid for exceeding the maximum performance goal). The total cash bonus earned by an executive officer is the sum of the weighted annual incentive amounts earned with respect to each goal.

Company Performance Goals

For 2021, 50% of the annual cash incentive bonuses was based on the following company performance goals:

Core FFO per Share

FFO is a widely recognized measure of the performance of REITs. We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income or loss (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. These reconciling items include adjustments related to noncontrolling interests. Core FFO includes certain adjustments to FFO for non-routine items or items not considered core to business operations. Core FFO adjusts FFO to exclude equity compensation expense, losses on extinguishment of debt and modification costs, transaction (including Self-Management) costs, amortization of deferred financing costs, amortization of intangible lease assets, debt premium or discount amortization, realized losses on fair value adjustments related to interest rate caps, and casualty gains and losses. By further adjusting for items that are not considered part of core business operations, we believe that Core FFO provides useful information to compare core operating and financial performance between periods.

With the 20% weighting of the Core FFO per Share component, Messrs. Feldman and Elliott can earn between 12.5 percentage points (at the threshold level) and 37.5 percentage points (at the maximum level), Mr. Hayes can earn between 11.25 (at the threshold level) and 33.75 (at maximum level), and Ms. Weisbaum can earn between 10 (at the threshold level) and 30 (at maximum level) under this performance goal component. For 2021, the Core FFO per share performance criteria was $0.32 at the threshold, $0.33 to $0.35 at target and $0.36 at the maximum. Our Core FFO per Share, assuming bonuses were paid at target levels, was $0.44 per share. As a result, Messrs. Feldman and Elliott earned 37.5 percentage points, Mr. Hayes earned 33.75 percentage points and Ms. Weisbaum earned 30 percentage points under the Core FFO per Share performance goal component.

Same Store NOI Growth

Same Store NOI Growth is a measurement of our internal growth and a primary financial measure for evaluating the core operating performance of our properties. We define “NOI” as total property revenue less total property expenses, excluding interest expense, depreciation and amortization and non-recurring and recurring expenses that are not reflective of the continuing operations of the properties. We believe that NOI is an appropriate supplemental performance measure because it reflects the core operations of property performance without the other corporate level and non-recurring items not related to our properties

(Back to Index)

(Back to Index)

and their continuing operations. Comparing NOI on a “same store” basis (i.e., looking at the exact same set of properties over the periods being compared) allows for an apples-to-apples comparison.

With the 10% weighting of the Same Store Cash NOI Growth component, Messrs. Feldman and Elliott can earn between 6.25 percentage points (at the threshold level) and 18.75 percentage points (at the maximum level), Mr. Hayes can earn between 5.625 (at the threshold level) and 16.875 (at maximum level), and Ms. Weisbaum can earn between 5 (at the threshold level) and 15 (at maximum level) under this performance goal component. For 2021, the Same Store Cash NOI Growth performance criteria was -1.5% at the threshold, -1.0% to 0.5% at target and 1.0% at the maximum. Our Same Store NOI Growth was 15.0%. As a result, Messrs. Feldman and Elliott earned 18.75 percentage points, Mr. Hayes earned 16.875 percentage points and Ms. Weisbaum earned 15 percentage points under the Same Store NOI Growth performance goal component.

Operating Margin

We define “Operating Margin” as our property revenues less property expenses (excluding property management expenses) divided by property revenues. We believe that Operating Margin is an important metric to evaluate the core performance of our portfolio and provides an objective goal for increasing performance through revenue growth and expense management.

With the 10% weighting of the Operating Margin component, Messrs. Feldman and Elliott can earn between 6.25 percentage points (at the threshold level) and 18.75 percentage points (at the maximum level), Mr. Hayes can earn between 5.625 (at the threshold level) and 16.875 (at maximum level), and Ms. Weisbaum can earn between 5 (at the threshold level) and 15 (at maximum level) under this performance goal component. For 2021, the Operating Margin performance criteria was 52.5% at the threshold, 53.5% to 54.0% at target and 55.0% at the maximum. Our Operating Margin for 2021 was 58.2%. As a result, Messrs. Feldman and Elliott earned 18.75 percentage points, Mr. Hayes earned 16.875 percentage points and Ms. Weisbaum earned 15 percentage points under the Operating Margin performance goal component.

Net Debt to EBITDA

We define “Net Debt” as our total debt less cash and cash equivalents. We believe that Net Debt is a helpful measure of its credit position and progress towards reducing overall leverage. We define “EBITDA” as net income (loss) (computed in accordance with GAAP) before interest expense, including amortization of deferred financing costs, income tax expense and depreciation and amortization expenses. We consider EBITDA to be appropriate supplemental measures of performance because they eliminate interest, income taxes, and depreciation and amortization which permit investors to view income from operations without these non-cash or non-operating items. We also use these measures in ratios to compare our performance to that of our industry peers, such as Net Debt to EBITDA, which we view as an important measurement of the ability of our earnings to service our debt.

With the 10% weighting of the Net Debt to EBITDA component, Messrs. Feldman and Elliott can earn between 6.25 percentage points (at the threshold level) and 18.75 percentage points (at the maximum level), Mr. Hayes can earn between 5.625 (at the threshold level) and 16.875 (at maximum level), and Ms. Weisbaum can earn between 5 (at the threshold level) and 15 (at maximum level) under this performance goal component. For 2021, the Net Debt to EBITDA performance criteria was 15.25x at the threshold, 14.50x to 15.00x at target and 14.25x at the maximum. Our Net Debt to EBITDA was 11.9x. As a result, Messrs. Feldman and Elliott earned 18.75 percentage points, Mr. Hayes earned 16.875 percentage points and Ms. Weisbaum earned 15 percentage points under the Net Debt to EBIDTA performance goal component.

Strategic Performance Goals

For 2021, 25% of the annual cash incentive bonuses was based on the compensation committee’s (and the chief executive officer’s with respect to the other named executive officers) assessment of such strategic performance goals as managing occupancy rates and delinquency rates through the continuing pandemic, disposing of non-core assets and starting to reimplement our value add program.

With the 20% weighting of the strategic performance component, Messrs. Feldman and Elliott can earn between 15.625 percentage points (at the threshold level) and 46.875 percentage points (at the maximum level), Mr. Hayes can earn between 14.0625 (at the threshold level) and 42.1875 (at maximum level), and Ms. Weisbaum can earn between 12.5 (at the threshold level) and 37.5 (at maximum level) under this component. Based on this assessment, the compensation committee determined that Messrs. Feldman, Elliott and Hayes and Ms. Weisbaum earned 46.875, 46.875, 42.1875, and 37.5 percentage points, respectively, under this strategic performance goal component.

(Back to Index)

(Back to Index)

Individual Performance Goals

For 2021, 25% of the annual cash incentive bonuses was based on the compensation committee’s (and the chief executive officer’s with respect to the other named executive officers) assessment of each officer’s individual contributions to our overall success in significant areas based upon the executive’s position and responsibilities as they related to our overall business plan.

With the 20% weighting of the individual performance component, Messrs. Feldman and Elliott can earn between 15.625 percentage points (at the threshold level) and 46.875 percentage points (at the maximum level), Mr. Hayes can earn between 14.0625 (at the threshold level) and 42.1875 (at maximum level), and Ms. Weisbaum can earn between 12.5 (at the threshold level) and 37.5 (at maximum level) under this component. Based on this assessment, the compensation committee determined that Messrs. Feldman, Elliott and Hayes and Ms. Weisbaum earned 46.875, 46.875, 42.1875, and 37.5 percentage points, respectively, under this individual performance goal component.

Calculation of the Bonuses

Based on our actual performance in 2021, the compensation committee approved annual cash incentive bonuses for the named executive officers for 2021 in the following amounts:

		2021 Annual Cash Incentive Bonus Opportunity				Percentage Points Earned
Executive	2021 Base Salary	Below Threshold	Threshold	Target	Maximum	Company Performance	Strategic Performance	Individual Performance	Total	2021 Bonus
Alan F. Feldman	$700,000	—	$437,500	$875,000	$1,312,500	93.75	46.875	46.875	187.50	$1,312,500
Thomas C. Elliott	500,000	—	312,500	625,000	937,500	93.75	46.875	46.875	187.50	937,500
Marshall P. Hayes	300,000	—	168,750	337,500	506,250	84.375	42.1875	42.1875	168.75	506,250
Shelle R. Weisbaum	300,000	—	150,000	300,000	450,000	75	37.5	37.5	150.00	450,000

Equity Incentive Compensation

The goals of our equity incentive compensation program are to incentivize and reward increases in long‑term stockholder value and to align the interests of our executive officers with the interests of our stockholders. Because vesting is based on continued employment or the achievement of company performance goals, our equity‑based incentives also encourage the retention of our executive officers through the multi-year vesting or performance periods in the awards. For 2021, the compensation committee determined that annual equity awards should consist of approximately 70% in time-based awards (subject to multi-year vesting) and 30% in performance-based awards (with a multi-year measurement period).

Time-Based Restricted Stock

The following table sets forth the number of shares of time-based restricted stock granted to our executive officers in February 2021 for 2021 compensation. The time-based awards vest over three years in equal installments on the first, second and third anniversaries of the grant date, subject to continued service.

Executive	Date of Grant	Number of Shares
Alan F. Feldman	February 17, 2021	140,693
Thomas C. Elliott	February 17, 2021	79,019
Marshall P. Hayes	February 17, 2021	39,509
Shelle R. Weisbaum	February 17, 2021	26,982

In January 2022, the compensation committee approved the grant of an aggregate of 286,836 shares of restricted stock to the named executive officers for 2022 compensation. The grants were made on January 4, 2022. These shares vest in full over three years with 33 1/3 vesting per year beginning on January 4, 2023, subject to continued service. The 2022 grants of time-based restricted stock will be reflected in the “Summary Compensation Table” and “2022 Grants of Plan-Based Awards” table in our next filing for which such disclosure is required.

Performance-Based Restricted Stock

The compensation committee grants performance-based restricted stock to our executive officers as an additional long-term incentive award designed to align the executive officers’ interests more closely with those of the stockholders. The ultimate value of the performance-based restricted stock depends on our Same Store Relative NOI Growth (measured against a select group of peer companies) (50% weighting) and our ratio of Net Debt to Average EBITDA (50% weighting) over a three-year measuring period. See “—Company Performance Goals” above for a discussion of how we determine Same Store NOI Growth and Net Debt to EBITDA.

(Back to Index)

(Back to Index)

For our 2021 performance-based restricted stock, the Same Store Relative NOI Growth targets as measured against a peer group of companies over the three-year performance period are 25% at the threshold, 50% at the target and 75% at the maximum. The Net Debt to Average EBITDA targets, as measured over a three-year period are 14.75x at the threshold, 14.25x at target and 13.75x at the maximum. Awards for performance between the indicated targets are determined by interpolating between the earned amounts.

The following table sets forth the target number of shares of performance-based restricted stock granted to our executive officers in February 2021 for 2021 compensation.

Executive	Date of Grant	Target Number of Shares
Alan F. Feldman	February 17, 2021	60,297
Thomas C. Elliott	February 17, 2021	33,865
Marshall P. Hayes	February 17, 2021	16,932
Shelle R. Weisbaum	February 17, 2021	11,564

A recipient of performance-based restricted stock may receive as few as zero shares or as many as 125% of the target number of shares. For example, at the end of the measurement period, a recipient of 10,000 shares of performance-based restricted stock may receive no value (no shares of common stock and no dividends) or receive as many as 12,500 shares of common stock, plus cash dividends on earned shares. After the actual amount of the performance-based award is determined (or earned) on the determination date, the earned shares will be fully vested and generally transferable. Dividends will be deemed to have accrued on all of the earned shares during the measurement period until the determination date. Such accrued dividends on earned shares will be paid to the awardee on the determination date. Thereafter, the awardee is entitled to receive dividends as declared and paid on the earned shares. The awardee will be entitled to vote the shares from the grant date.

In January 2022, the compensation committee approved the grant of an aggregate target of 122,929 shares of performance-based restricted stock to the named executive officers for 2022 compensation. The 2022 grants of performance-based restricted stock will be reflected in the “Summary Compensation Table” and “2022 Grants of Plan-Based Awards” table in our next filing for which such disclosure is required.

2020 Long-Term Incentive Plan

As of January 28, 2021, the effective time of the REIT I Merger, we assumed the 2020 Long-Term Incentive Plan of REIT I, as amended to replace all references to REIT I with Resource REIT, Inc. (the “2020 Incentive Plan”). The purpose of the 2020 Incentive Plan is to advance the interests of the company and its stockholders by providing an incentive to attract, retain, and reward certain eligible persons performing services for the company and by motivating such persons to contribute to the growth and profitability of the company. The 2020 Incentive Plan allows for grants of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to our employees, consultants, and directors. The maximum aggregate number of shares of our common stock that may be issued pursuant to awards granted under the 2020 Incentive Plan is 3,500,000 shares.

Employment Agreements

Alan F. Feldman

In connection with Mr. Feldman’s appointment as Chief Executive Officer and President of REIT I, on September 8, 2020, REIT I entered into an employment agreement with Mr. Feldman (the “Feldman Employment Agreement”). Upon the closing of the REIT I Merger, we assumed REIT I’s obligations under the Feldman Employment Agreement in its entirety.

The Feldman Employment Agreement has an initial term continuing until December 31, 2023 and will automatically renew for additional one-year periods thereafter, unless either we or Mr. Feldman provides advance written notice of our or his intent not to renew or unless sooner terminated in accordance with the terms thereof (the “Term”).

Pursuant to the terms of the Feldman Employment Agreement, Mr. Feldman is entitled to, among other things:

•
an annual base salary of $700,000, subject to annual review for increase (but not decrease) by our board of directors or a committee thereof;
•
the opportunity to earn an annual cash bonus (“Incentive Bonus”) at the discretion of our board of directors or a committee thereof based upon specified corporate and individual performance;
•
equity awards as follows:

(Back to Index)

(Back to Index)

o
an initial equity grant with a fair market value of $2,750,000 that was awarded in the form of restricted stock of REIT I;
o
with respect to each calendar year during the Term beginning after calendar year 2020, Mr. Feldman shall be eligible to receive an annual long-term equity incentive award;
•
payments and benefits upon termination of employment as follows:
o
Death or “Disability” (as defined in the Feldman Employment Agreement): (i) base salary earned, but not paid as of the termination date, reimbursement for unpaid expenses to which Mr. Feldman is entitled to reimbursement, and any accrued vacation time or other vested compensation or benefits to which Mr. Feldman is entitled under any benefits plans (collectively, the “Accrued Amounts”); (ii) any Incentive Bonus earned by Mr. Feldman for the prior calendar year, but not yet paid; and (iii) the Incentive Bonus for the calendar year in which the termination occurs, pro-rated for the amount of time Mr. Feldman was employed during such calendar year, assuming target performance;
o
Termination without “Cause” or with “Good Reason” (as such terms are defined in the Feldman Employment Agreement) or termination by the company upon expiration of the Term of the Feldman Employment Agreement: (i) the Accrued Amounts; (ii) any Incentive Bonus earned by Mr. Feldman for the prior calendar year, but not yet paid; (iii) the Incentive Bonus for the calendar year in which the termination occurs, pro-rated for the amount of time Mr. Feldman was employed during such calendar year, assuming target performance; (iv) any unvested time-based equity incentive awards shall immediately vest; (v) a pro-rated portion of any performance-based equity incentive awards shall remain outstanding and eligible to vest based on actual performance through the last day of the performance period, based on the number of days during the performance period that Mr. Feldman was employed; (vi) a lump sum payment equal to 1.5 times (or 2.0 times for termination with “Good Reason”) the sum of (A) the base salary then in effect plus (B) the average of the Incentive Bonus paid to Mr. Feldman for the prior three calendar years preceding the year in which such termination occurs (or, (1) if Mr. Feldman was eligible to earn a bonus for only two fiscal years completed prior to the date of termination, the amount of such average Incentive Bonus deemed to have been earned, if any, for the prior two fiscal years, (2) if Mr. Feldman was eligible to earn a bonus for only one fiscal year completed prior to the date of termination, the amount of such bonus, if any, deemed to have been earned for such fiscal year, or (3) if Mr. Feldman has not been employed long enough to be eligible to earn an Incentive Bonus, then the amount of Mr. Feldman’s target annual bonus for the fiscal year in which the date of termination occurs); and (vii) continued health coverage under our health plan for a period of 18 months following the date of termination;
o
Termination for “Cause” or without “Good Reason” (as such terms are defined in the Feldman Employment Agreement) or by Mr. Feldman upon the expiration of the Term of the Feldman Employment Agreement: the Accrued Amounts;
o
Within 12 months following the consummation of a “Change in Control,” termination without “Cause” or with “Good Reason” (as such terms are defined in the Feldman Employment Agreement) or termination by the company upon expiration of the Term of the Feldman Employment Agreement: all of the benefits and payments described in the bullet “Termination by the company without “Cause” or termination by Mr. Feldman with “Good Reason” (as such terms are defined in the Feldman Employment Agreement) or termination by the company upon expiration of the Term of the Feldman Employment Agreement” above, except that the lump sum payment set forth in clause (vi) shall be equal to 3.0 times the sum of (A) the base salary then in effect plus (B) the average of the Incentive Bonus paid to Mr. Feldman for the prior three calendar years preceding the year in which such termination occurs.

The Feldman Employment Agreement also provides that Mr. Feldman will be subject to customary non-compete, non-solicitation and other restrictive covenants.

Mr. Elliott and Ms. Weisbaum

On September 8, 2020, REIT I also entered into employment agreements with each of Mr. Elliott in connection with his appointment as REIT I’s Executive Vice President, Chief Financial Officer and Treasurer (the “Elliott Employment Agreement”) and Ms. Weisbaum in connection with her appointment as REIT I’s Senior Vice President and Chief Legal Officer (the “Weisbaum Employment Agreement”). In connection with the REIT I Merger, we assumed REIT I’s obligations under the Elliott Employment Agreement and Weisbaum Employment Agreement in their entirety.

(Back to Index)

(Back to Index)

Each of such employment agreements is substantially similar to the material terms of the Feldman Employment Agreement except as noted below:

•
Mr. Elliott is entitled to an annual base salary of $500,000, subject to annual review for increase (but not decrease) by the board of directors or a committee thereof;
•
Mr. Elliott received an initial equity grant with a fair market value of $1,550,000 that was awarded in the form of restricted stock of REIT I;
•
upon Mr. Elliott’s termination without “Cause” or with “Good Reason” (as such terms are defined in the Elliott Employment Agreement) or termination by the company upon expiration of the term of the Elliott Employment Agreement, Mr. Elliott shall be entitled to all of the benefits and payments described in the Feldman Employment Agreement; and
•
upon Mr. Elliott’s termination without “Cause” or with “Good Reason” (as such terms are defined in the Elliott Employment Agreement) or termination by the company upon expiration of the term of the Elliott Employment Agreement, each event within 12 months following the consummation of a “Change in Control” (as defined in the Elliott Employment Agreement), Mr. Elliott shall be entitled to all of the benefits and payments described in the Feldman Employment Agreement.
•
Ms. Weisbaum is entitled to an annual base salary of $300,000, subject to annual review for increase (but not decrease) by the board of directors or a committee thereof;
•
Ms. Weisbaum received an initial equity grant with a fair market value of $500,000 that was awarded in the form of restricted stock of REIT I;
•
upon Ms. Weisbaum’s termination without “Cause” or with “Good Reason” (as such terms are defined in the Weisbaum Employment Agreement) or termination by the company upon expiration of the term of the Weisbaum Employment Agreement, Ms. Weisbaum shall be entitled to all of the benefits and payments described in the Feldman Employment Agreement above, except that the lump sum payment shall be equal to 1.0 times (or 1.5 times for termination with “Good Reason”) the sum of (A) the base salary then in effect plus (B) the average of the Incentive Bonus paid to Ms. Weisbaum for the prior three calendar years preceding the year in which such termination occurs; and
•
upon Ms. Weisbaum’s termination without “Cause” or with “Good Reason” (as such terms are defined in the Weisbaum Employment Agreement) or termination by the company upon expiration of the term of the Weisbaum Employment Agreement, each event within 12 months following the consummation of a “Change in Control” (as defined in the Weisbaum Employment Agreement), Ms. Weisbaum shall be entitled to all of the benefits and payments described in the Feldman Employment Agreement above, except that the lump sum payment shall be equal to 2.0 times the sum of (A) the base salary then in effect plus (B) the average of the Incentive Bonus paid to Ms. Weisbaum for the prior three calendar years preceding the year in which such termination occurs.

Potential Payments upon Termination or Change in Control

Vesting of Long-Term Equity Incentive Awards

The terms of the time-based restricted stock granted to the named executive officers generally provide that:

•
Upon a change in control of the company, the unvested shares will be subject to the definitive agreement entered into by the company in connection with the change of control.
•
Upon termination of the named executive officer’s employment with the company for any reason except death or disability, the unvested shares will be forfeited.
•
Upon termination of the named executive officer’s employment with the company because of the named executive officer’s death or disability, the unvested shares vest.

The terms of the performance-based restricted share award agreements granted to the named executive officers generally provide that:

•
Upon a change in control of the company, the unvested shares will be subject to the definitive agreement entered into by the company in connection with the change of control.

(Back to Index)

(Back to Index)

•
In the event the named executive officer’s employment with the company terminates for any reason except death or disability before the completion of the performance period, all unearned or unvested shares under the award agreement are forfeited.
•
In the event of a named executive officer’s death or disability during the performance period of the award agreement (which is generally a designated three-year period specified at the time the award is granted), the final value of the award will be determined by the extent to which the applicable performance goals have been attained with respect to the entire performance period and will be prorated based on the number of months of the executive officer’s service during the performance period.

Severance Arrangements

See “Employment Agreements” above for information regarding our severance arrangements with Messrs. Feldman and Elliott and Ms. Weisbaum.

Employee Benefits

Effective upon the closing of the REIT I Merger on January 28, 2021, our full‑time employees, including our executive officers, became eligible to participate in health and welfare benefit plans, which provide medical, dental, prescription, life insurance, disability insurance and related benefits.

Pension Benefits and Nonqualified Deferred Compensation

We did not provide our executive officers with any benefits pursuant to defined benefit plans or nonqualified deferred compensation plans during 2021.

Additional Compensation Components

In the future, as we further formulate and implement our compensation program, we may provide different and/or additional compensation components, benefits and/or perquisites to our executive officers, to ensure that we provide a balanced and comprehensive compensation structure. We believe that it is important to maintain flexibility to adapt our compensation structure when needed to properly attract, motivate and retain the top executive talent for which we compete.

Risk Management

A committee of independent directors for REIT I was involved in negotiating each of the employment agreements with our executives. In February 2021 we formed the compensation committee to act with respect to various compensation matters of the company. The compensation committee manages risks related to our compensation policies and programs, including whether any compensation program has the potential to encourage excessive risk taking. The committee believes that our compensation policies and practices do not encourage our employees to take excessive or unnecessary risks and are not reasonably likely to have a material adverse effect on the company. The compensation committee considered a variety of factors, including base salary, annual cash incentive compensation, and long-term equity incentive compensation opportunities available to our executives. The committee believes that the combination of those factors should lead to executive and employee behavior that is consistent with our overall objectives and risk profile.

Executive Officer Compensation Tables

Summary Compensation Table

The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the SEC. The table sets forth the base salary and other compensation that was paid to or earned by the named executive officers during 2021 as prior to January 28, 2021, we did not directly employ our named executive officers. With respect to equity incentive awards, the dollar amounts indicated in the table under “Stock Awards” are the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.

(Back to Index)

(Back to Index)

Executive	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total
Alan F. Feldman	2021	$700,000	$1,825,000	$1,312,500	$70,033	$3,907,533
Chief Executive Officer and President
Thomas C. Elliott	2021	500,000	1,025,000	937,500	52,474	$2,514,974
Executive Vice President, Chief Financial Officer and Treasurer
Marshall P. Hayes	2021	300,000	512,500	506,250	22,663	$1,341,413
Senior Vice President and Chief Investment Officer
Shelle R. Weisbaum	2021	300,000	350,000	450,000	23,235	$1,123,235

(1) Represents the total grant date fair value of restricted stock granted on February 17, 2021 under the 2020 Incentive Plan, determined in accordance with ASC Topic 718. See Note 12 to our consolidated financial statements herein, for a discussion of our accounting of share-based compensation and the assumptions used.

The grant date fair values for the following named executive officers relating to restricted stock awards granted on February 17, 2021, are as follows: Alan F. Feldman—$1,277,500; Thomas C. Elliott—$717,500; Marshall P. Hayes—$358,750; and Shelle R. Weisbaum—$245,000. The time-based restricted stock awards granted in 2021 vest over three years from the date of grant in equal installments with 33 1/3 vesting per year, subject to continued service.

The grant date fair values for the named executive officers relating to 2021 performance-based restricted stock granted on February 17, 2021, are as follows: Alan F. Feldman—$547,500; Thomas C. Elliott—$307,500; Marshall P. Hayes—$153,750; and Shelle R. Weisbaum—$105,000. The maximum value of the 2021 performance unit awards assuming that the highest level of performance is achieved are as follows: Alan F. Feldman—$684,375; Thomas C. Elliott—$384,375; Marshall P. Hayes—$192,188; and Shelle R. Weisbaum—$131,250.

(2) All other compensation for 2021 represents amounts paid for 401(k) matching contributions for each officer of $11,600; dividends paid on unvested restricted stock awards that were not included in grant date fair value as follows: Alan F. Feldman—$39,394; Thomas C. Elliott—$22,125; Marshall P. Hayes—$11,063; and Shelle R. Weisbaum—$7,555; automobile allowances of $12,000 each to Alan F. Feldman and Thomas C. Elliott, as well as perquisites of parking allowances and life insurance premiums.

2021 Grants of Plan-Based Awards

The following table sets forth information with respect to plan-based awards granted in 2021 to the named executive officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards:
Executive	Date of Grant	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares or Units (#)(3)	Grant Date Fair Value (4)
Alan F. Feldman
Annual cash incentive bonus		$437,500	$875,000	$1,312,500
Time-based restricted stock	February 17, 2021							140,693	$1,277,500
Performance-based restricted stock	February 17, 2021				45,223	60,297	75,371		547,500
Thomas C. Elliott
Annual cash incentive bonus		$312,500	$625,000	$937,500
Time-based restricted stock	February 17, 2021							79,019	$717,500
Performance-based restricted stock	February 17, 2021				25,399	33,865	42,332		307,500
Marshall P. Hayes
Annual cash incentive bonus		$168,750	$337,500	$506,250
Time-based restricted stock	February 17, 2021							39,509	$358,750
Performance-based restricted stock	February 17, 2021				12,699	16,932	21,166		153,750
Shelle R. Weisbaum
Annual cash incentive bonus		$150,000	$300,000	$450,000
Time-based restricted stock	February 17, 2021							26,982	$245,000
Performance-based restricted stock	February 17, 2021				8,672	11,563	14,454		105,000

(1) For the year ended December 31, 2021, the compensation committee approved annual cash incentive bonuses for Messrs. Feldman, Elliott, Hayes, and Ms. Weisbaum of $1,312,500, $937,500, $506,250 and $450,000, respectively. For more information regarding the company and individual performance goals for these annual cash incentive bonuses, see “2021 Executive Compensation—Short-Term Incentive Plan.”

(2) Equity incentive plan awards were made in the form of performance-based restricted stock. At the end of the three-year measuring period, a recipient of performance-based restricted stock may receive as few as zero shares or as many as 125% of the target number of shares, plus accrued dividends on earned

(Back to Index)

(Back to Index)

shares. For more information regarding the performance criteria for these awards, see “Compensation Discussion and Analysis—Equity Incentive Compensation —Performance -Based Restricted Stock.”

(3) Stock awards were made in the form of time-based restricted stock. The time-based restricted stock will vest over three years from the date of grant in equal installments with 33 1/3 vesting per year, subject to continued service. For more information regarding the time-based awards, see “Compensation Discussion and Analysis—Equity Incentive Compensation—Time-Based Restricted Stock.”

(4) The amounts included in this column represent the full grant date fair value of the awards, determined in accordance with ASC Topic 718. See Note 12 to our consolidated financial statements herein, for a discussion of our accounting of share-based compensation and the assumptions used. The grant date fair value of each award granted on February 17, 2021 was $9.08 based on the estimated value per share of our common stock approved by our board of directors on March 19, 2020. For a full description of the methodologies used to calculate the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information" our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 20, 2020.

2021 Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards held by the named executive officers as of December 31, 2021. No option awards were outstanding for the named executive officers as of December 31, 2021.

	Restricted Stock Awards
Name	Number of Shares of Stock That Have Not Vested (1)	Market Value of Shares That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)(4)
Alan F. Feldman	140,693	$1,277,492	244,601	$2,220,981
Thomas C. Elliott	79,019	$717,493	137,745	$1,250,730
Marshall P. Hayes	39,509	$358,742	58,819	$534,077
Shelle R. Weisbaum	26,982	$244,997	45,072	$409,259

(1) The following table summarizes the time-based restricted stock awards for which a portion of the awards remain unvested as of December 31, 2021. The table also provides information about the applicable vesting periods:

		Number of Shares of Time-Based Restricted Stock
Grant Date	Grant Date Fair Value	Feldman	Elliott	Hayes	Weisbaum	Vesting Period
February 17, 2021	$9.08	140,693	79,019	39,509	26,982	Over three years with 33.33% vesting per year beginning on February 17, 2022

(2) The grant date fair value of each award granted on February 17, 2021 was $9.08 based on the estimated value per share of our common stock approved by our board of directors on March 19, 2020. For a full description of the methodologies used to calculate the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information" our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 20, 2020.

(3) The following table summarizes the performance-based restricted stock awards (at target amounts) for which a portion of the awards remain unearned and unvested as of December 31, 2021, assuming the performance-based restricted stock awards are earned at the conclusion of the applicable measurement period. The table also provides information about the applicable vesting periods.

		Number of Shares of Performance-Based Restricted Stock
Grant Date	Grant Date Fair Value	Feldman	Elliott	Hayes	Weisbaum	Vesting Period
February 17, 2021	$9.08	244,601	137,746	58,819	45,073	All earned shares vest immediately in full

(4) For performance units, value is based on $9.08. The number and value set forth in the table above assumes that the named executive officers earn the target amounts of performance-based restricted stock. See footnote 3 above.

2021 Option Exercises and Stock Vested Table

The following table sets forth information regarding vesting of restricted stock during the last completed fiscal year for each of the named executive officers. The value realized on vesting is the product of (i) the fair market value of a share of common stock on the vesting date, multiplied by (ii) the number of shares vesting. The value realized is before payment of any applicable withholding tax. The named executive officers did not exercise any stock options during 2021.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Alan F. Feldman	122,870	$1,115,656
Thomas C. Elliott	69,254	$628,824
Marshall P. Hayes	27,925	$253,556
Shelle R. Weisbaum	22,340	$202,845

(Back to Index)

(Back to Index)

(1) Reflects the vesting of restricted stock awards granted by REIT I and assumed and adjusted by us to become awards with respect to our common stock at the effective time of the REIT I Merger. These shares vested upon the consummation of the REIT I Merger on January 28, 2021. The fair market value at vesting was $9.08 based on the estimated value per share of our common stock approved by our board of directors on March 19, 2020. For a full description of the methodologies used to calculate the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information" our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 20, 2020.

2021 Termination Payment Table

The following table indicates the cash amounts and accelerated vesting that Messrs. Feldman, Elliott, Hayes and Ms. Weisbaum would be entitled to receive under various termination or change of control circumstances pursuant to the terms of their employment agreements, as applicable to Messrs. Feldman and Elliott and Ms. Weisbaum, and the applicable award agreements under the 2020 Incentive Plan. This table assumes that the termination or change of control, as applicable, occurred on December 31, 2021.

Name and Termination or Change of Control Scenario	Cash Payment (1) ($)	Acceleration of Vesting of Equity Awards (2) ($)	Perquisites/ Benefits (3) ($)	Total ($)
Alan F. Feldman
Voluntary termination, retirement or involuntary termination for cause	$—	$—	$—	$—
Termination by company without cause or upon expiration of term of employment agreement (4)(5)	3,425,000	3,107,514	30,151	6,562,665
Termination by employee with good reason (4)(6)	4,275,000	3,107,514	30,151	7,412,665
Within 12 months following a change of control, termination by company without cause or upon expiration of term of employment agreement, termination by employee with good reason (4)(7)	5,975,000	3,107,514	30,151	9,112,665
Death or disability (8)	875,000	3,107,514	—	3,982,514
Thomas C. Elliott
Voluntary termination, retirement or involuntary termination for cause	$—	$—	$—	$—
Termination by company without cause or upon expiration of term of employment agreement (4)(5)	2,500,000	1,748,638	29,683	4,278,321
Termination by employee with good reason (4)(6)	3,125,000	1,748,638	29,683	4,903,321
Within 12 months following a change of control, termination by company without cause or upon expiration of term of employment agreement, termination by employee with good reason (4)(7)	4,375,000	1,748,638	29,683	6,153,321
Death or disability (8)	625,000	1,748,638	—	2,373,638
Marshall P. Hayes
Voluntary termination, retirement or involuntary termination for cause	$—	$—	$—	$—
Termination by company without cause or upon expiration of term of employment agreement (4)(5)	—	—	—	—
Termination by employee with good reason (4)(6)	—	—	—	—
Within 12 months following a change of control, termination by company without cause or upon expiration of term of employment agreement, termination by employee with good reason (4)(7)	—	—	—	—
Death or disability (8)	—	783,231	—	783,231
Shelle R. Weisbaum
Voluntary termination, retirement or involuntary termination for cause	$—	$—	$—	$—
Termination by company without cause or upon expiration of term of employment agreement (4)(5)	825,000	579,319	20,568	1,424,887
Termination by employee with good reason (4)(6)	1,087,500	579,319	20,568	1,687,387
Within 12 months following a change of control, termination by company without cause or upon expiration of term of employment agreement, termination by employee with good reason (4)(7)	1,350,000	579,319	20,568	1,949,887
Death or disability (8)	300,000	579,319	—	879,319

(1) Each named executive officer is also paid his salary earned but not yet paid, reimbursement for unpaid expenses to which the officer is entitled to reimbursement, and the cash equivalent vacation time or other vested compensation or benefits to which the named executive officer is entitled. In addition, unless termination is for cause or without good reason, or by the named executive officer upon the expiration of the term of the employment agreement, each named executive officer also receives any incentive bonus earned for the prior calendar year but not yet paid.

(2) Amounts in this column reflect accelerated vesting of unvested time-based restricted stock awards and a pro-rated portion of performance-based restricted stock (assuming target performance), including the value of all accrued and unpaid cash dividends that would have been paid with respect to the time-vested restricted stock and performance-based restricted stock, as applicable, for each named executive officer. With respect to the pro-rated performance-based restricted stock, any performance-based restricted stock awards shall remain outstanding and eligible to vest based on actual performance through the last day of

(Back to Index)

(Back to Index)

the performance period, based on the number of days during the performance period, the named executive officer was employed. For purposes of this table each restricted share of common stock was valued at $9.06 based on the estimated value per share of our common stock approved by our board of directors on March 24, 2021. For a full description of the methodologies used to calculate the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information" our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021.

(3) This figure represents the sum of the amount needed to pay for then current health, dental, disability and life insurance benefits for 18 months for Messrs. Feldman and Elliott and Ms. Weisbaum, with such amounts payable following the named executive officer’s termination of employment at the same level as in effect immediately preceding his termination of employment. The health insurance benefits amounts were determined using the estimated premiums currently in effect.

(4) Cash payments in this column reflect a cash severance payment, and an incentive bonus (assuming target performance) for the calendar year in which the termination occurs, pro-rated for the amount of time the named executive officer was employed by the company during such calendar year.

(5) The cash severance payment is an amount equal to the sum of the named executive officer’s annual base salary then in effect, plus the average of the incentive bonus paid to the named executive officer for the prior three calendar years (as adjusted for such lesser number of years that the named executive officer has been employed by us), multiplied by (a) 1.5 for Messrs. Feldman and Elliott and (b) 1.0 times for Ms. Weisbaum.

(6) The cash severance payment is an amount equal to the sum of the named executive officer’s annual base salary then in effect, plus the average of the incentive bonus paid to the named executive officer for the prior three calendar years (as adjusted for such lesser number of years that the named executive officer has been employed by us), multiplied by (a) 2.0 for Messrs. Feldman and Elliott and (b) 1.5 times for Ms. Weisbaum.

(7) The cash severance payment is an amount equal to the sum of the named executive officer’s annual base salary then in effect, plus the average of the incentive bonus paid to the named executive officer for the prior three calendar years (as adjusted for such lesser number of years that the named executive officer has been employed by us), multiplied by (a) 3.0 for Messrs. Feldman and Elliott and (b) 2.0 times for Ms. Weisbaum.

(8) With respect to Messrs. Feldman and Elliott and Ms. Weisbaum, upon death or disability of the named executive officer, the executive officer will receive a prorated bonus for services performed during the year, assuming target performance. With respect to all named executive officers, unvested time-based restricted stock awards will vest and performance-based restricted stock awards will remain outstanding and eligible to vest based on actual performance through the last day of the performance period, based on the number of days during the performance period, the named executive officer was employed.

2021 Director Compensation Table

We pay an annual cash retainer of $65,000 to each independent director for services as a director, as well as an annual grant of equity with a value of approximately $65,000 at the time of grant. The equity has a one year vesting schedule. For service on the audit committee, compensation committee, nominating and governance committee and investment committee we pay an annual cash retainer of $7,500; provided that the chair of each of these committees will receive an additional annual cash retainer as follows: $15,000 to the chair of the audit committee and the chair of the compensation committee, and $12,500 to the chair of the nominating and governance committee and the chair of the investment committee. All members of the board of directors are reimbursed for their costs and expenses in attending our board meetings.

The table below provides information regarding compensation paid to or earned by our directors during the year ended December 31, 2021 as required by Item 402(k) of Regulation S-K.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
Alan F. Feldman (2)	$—	$—	$—	$—
Robert C. Lieber (2) (3)	—	—	—	—
Thomas J. Ikeler	84,792	65,000	2,004	151,796
Gary Lichtenstein	93,583	65,000	2,004	160,587
Paula Baiman Brown	47,083	65,000	1,004	113,087
Alan F. Riffkin	47,083	65,000	1,004	113,087
Andrew Ceitlin	84,792	65,000	2,004	151,796
Lee F. Shlifer	87,083	65,000	2,004	154,087
David Spoont (4)	12,333	—	—	12,333

(1) Represents the total grant date fair value of 7,158 shares of restricted stock granted on February 17, 2021 under the Incentive Plan, determined in accordance with ASC Topic 718. See Note 12 to our consolidated financial statements herein, for a discussion of our accounting of share-based compensation and the assumptions used. The grant date fair value of each award granted on February 17, 2021 was $9.08 based on the estimated value per share of our common stock approved by our board of directors on March 19, 2020. For a full description of the methodologies used to calculate the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information" our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 20, 2020. As of December 31, 2021, Messrs. Ikeler, Lichtenstein, Ceitlin and Shlifer each held 7,158 shares of unvested restricted stock and Mr. Riffkin and Ms. Brown each held 7,174 shares of unvested restricted stock.

(2) Directors who are not independent of us do not receive compensation for their services as a director.

(Back to Index)

(Back to Index)

(3) Mr. Lieber resigned effective September 14, 2021.

(4) Mr. Spoont resigned effective January 28, 2021.

Pay Ratio Disclosure

As required by Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the median employee’s total annual compensation to the total annual compensation of our chief executive officer for the year ended December 31, 2021:

•
the total compensation of the employee who represents the Company's median compensated employee (other than CEO) was approximately $178,000
•
Annual total compensation of our chief executive officer (as reported in the “Summary Compensation Table” presented above): $3,907,533
•
Ratio of median employee to chief executive officer total annual compensation: 1:22

In determining the median employee, we prepared a list of all employees as of December 31, 2021 and reviewed the amount of salary, wages and equity awards of all such employees reported to the Internal Revenue Service on Form W-2 for 2021. We also reviewed pre-tax wages that were contributed by employees to a pre-tax parking program, a flexible spending account program and supplemental insurance policy premiums. More specifically, for each employee, we aggregated the amounts indicated on the face of his or her Form W-2 and pre-tax wages allocated to commuting costs, flexible spending accounts and supplemental insurance policy premiums. We had 44 employees as of December 31, 2021. Salaries, wages and bonuses were annualized for those employees that were not employed for the full year of 2021. In addition, bonuses for employees who were not employed for the full year of 2021 were annualized because the Form W-2 amounts reflect bonuses paid in 2021 for 2020 employment. We identified the median employee using this compensation measure, which was consistently applied to all employees included in the calculation. Because all employees are located in the United States, we did not make any cost-of-living adjustments in identifying the median employee.

Once the median employee was identified, we combined all of the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, resulting in median employee total annual compensation of approximately $178,000. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Lee F. Shlifer (Chairman), Gary Lichtenstein, and Thomas J. Ikeler. None of the members of the compensation committee is or has been employed by us. With the exception of Alan F. Feldman, who serves as our Chief Executive Officer and President as well as a director and served in similar positions for REIT I and REIT III prior to their acquisition by us, none of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on the board of directors or compensation committee. No member of the compensation committee has any other business relationship or affiliation with us other than his or her service as a director.

Compensation Committee Report

The following is a report by the compensation committee regarding its review of the foregoing Compensation Discussion and Analysis section:

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussion, the compensation committee recommended to the board of directors, and the board has approved, that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 for filing with the SEC.

March 25, 2022 The Compensation Committee of the Board of Directors: Lee F. Shlifer (Chairman), Gary Lichtenstein, and Thomas J. Ikeler

(Back to Index)

(Back to Index)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2021, relating to our equity compensation plan pursuant to which we grant restricted stock from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	-	-	2,132,770
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,132,770

(1) Resource REIT, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan was approved by our board of directors on September 8, 2020 in connection with our entry into the merger agreement with REIT I as we agreed to assume the REIT I incentive plan at the time of the REIT I Merger. As of January 28, 2021, the effective time of the REIT I Merger, we assumed the incentive plan of REIT I and the awards thereunder. On July 21, 2021, at our annual meeting, our stockholders approved the Incentive Plan. Prior to stockholder approval of the Incentive Plan, we had granted 567,983 shares of restricted stock, including 135,045 shares of performance-based restricted stock based on target levels of performance. A recipient of performance-based restricted stock may receive as few as zero shares or as many as 125% the target number of shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 22, 2022, except as otherwise set forth in the footnotes to the table, the beneficial ownership of our common stock and convertible stock, for (1) each person who is a beneficial owner of 5% or more of our outstanding common stock, (2) each director, (3) each named executive officer and (4) our directors and named executive officers as a group.

In accordance with SEC rules, each listed person’s beneficial ownership includes all shares the person actually owns beneficially or of record, all shares over which the person has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund), and all shares the person has the right to acquire within 60 days, except as otherwise set forth in the footnotes to the table.

Unless otherwise indicated, each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person and none of our directors or executive officers has pledged shares of common stock as collateral. Unless otherwise noted, the address for each beneficial owner is 1845 Walnut Street, 17th Floor, Philadelphia, Pennsylvania 19103.

	Common Stock Beneficially Owned		Convertible Stock Beneficially Owned
Name of Beneficial Owners	Number	Percent of Total (1)	Number	Percent of Total (2)
Alan F. Feldman (3)(5)	660,508	*	4,200	22.5%
Paula Baiman Brown (4)	7,174	*	—	—
Andrew Ceitlin (4)	14,332	*	—	—
Thomas J. Ikeler (4)	14,332	*	—	—
Gary Lichtenstein (4)(6)	17,773	*	—	—
Alan F. Riffkin (4)	7,174	*	—	—
Lee F. Shlifer (4)	14,332	*	—	—
Thomas C. Elliott (3)	351,191	*	798	4.3%
Marshall Hayes (3)	166,754	*	1,398	7.5%
Shelle Weisbaum (3)	121,962	*	600	3.2%
All directors and executive officers as a group (10 persons)	1,375,532	*	6,996	37.60%

* Represents ownership of less than 1.0%.

(1) Based on 166,259,239 shares of common stock outstanding as of March 22, 2022.

(2) Based on 18,628 shares of convertible stock outstanding as of March 22, 2022 (other than excluded convertible stock).

(3) Includes 234,800, 131,874, 65,937 and 45,029 shares of time vested restricted stock held by each of Messrs. Feldman, Elliott and Hayes and Ms. Weisbaum, respectively, and 305,031, 171,686, 75,789 and 56,662 shares of performance restricted stock (assuming target-level

(Back to Index)

(Back to Index)

performance) held by each of Messrs. Feldman, Elliott and Hayes and Ms. Weisbaum, respectively. The shares of time vested restricted stock and performance restricted stock have not vested.

(4) Includes 7,174 shares of time vested restricted stock held by each of Ms. Brown and Messrs. Ceitlin, Ikeler, Lichtenstein, Riffkin and Shlifer. The shares of time vested restricted stock have not vested.

(5) Includes 12,395 shares of common stock held indirectly by A & M Feldman Foundation, Inc., of which the reporting person is a director and founding member. The reporting person disclaims beneficial ownership of these securities.

(6) Includes 3,441 shares of common stock held indirectly by spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

Prior to the amendment of our charter in July 2021 (following our transition to a self-managed structure), our charter required our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Further, before entering into a transaction with a related party, a majority of the conflicts committee was required to conclude that the transaction was fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Although we have amended our charter to remove references to our conflicts committee due to no longer being externally advised, our independent directors continue to be charged with the responsibility of approving related party transactions consistent with our past charter requirements.

Certain Transactions with Related Persons

In the ordinary course of our business operations, we have had relationships with several related parties. Set forth below is a description of the material transactions between us and these related parties since the beginning of 2021 as well as any such currently proposed transactions.

Relationship with C-III and RAI

As of December 31, 2021, C-III and its subsidiary, Legacy Co, collectively owned approximately 8.3 million common shares. Following the Self-Management Transaction and prior to September 14, 2021, C-III and Legacy Co collectively owned approximately 7.5 million common units in our operating partnership (“OP Common Units”) and 319,965 preferred units in our operating partnership (“OP Preferred Units”) and had the right to designate one individual to be included on our board of directors. Robert C. Lieber, an Executive Management Directors of C-III, was the C-III nominee. In accordance with a letter agreement between the parties, on September 14, 2021, we redeemed all of the 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co for $67.5 million and exchanged all of the 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of our common stock. In addition, on that date, Mr. Lieber resigned his position as a member of our board of directors. Prior to the Self-Management Transaction, C-III controlled our former advisor as well as the external advisors to REIT I and REIT III, as indirect subsidiaries of RAI, and owned the property management entities for us, REIT I and REIT III.

On September 8, 2020, we entered into a Transitional Services Agreement with C-III and its affiliates (the “Transitional Services Agreement”), pursuant to which, effective September 8, 2020 and for a one-year period, C-III provided us and our affiliates and subsidiaries certain services in order to ensure an orderly transition and the continued conduct and operation of the advisory and property management business acquired in connection with the Self-Management Transaction. In connection with these services, we have paid C-III an agreed-upon monthly fee for each service provided, as well as reimbursement of out-of-pocket expenses incurred by C-III and RAI as a result of the provision of these services. C-III also reimbursed us for services provided by our employees to C-III during this period.

Property loss pool: We participated (with other properties directly or indirectly managed by RAI and C-III) in a catastrophic insurance policy, which covered claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of our insured limits could have a material adverse effect on our financial condition and operating results. This policy expired on March 1, 2021 and was replaced with similar coverage in the normal course of business independent of RAI and C-III.

General liability coverage: We (with other properties directly managed by RAI) had an insured and dedicated limit for the general liability of $1,000,000 per occurrence. Total claims were limited to $2.0 million per premium year. In excess of these limits, we participated (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence was $51.0 million for the general and

(Back to Index)

(Back to Index)

excess liability program, after a $25,000 deductible per incident. This policy expired on March 1, 2021 and was replaced with similar coverage in the normal course of business independent of RAI and C-III.

Directors and officers insurance: Until the effectiveness of the Resource REIT Mergers, we participated in a liability insurance program for directors and officers coverage with REIT I and REIT III.

Relationship with REIT I and REIT III

Following the Self-Management Transaction, REIT I, as the indirect owner of the advisor to REIT II and REIT III, received asset management fees, property management fees and debt financing fees from REIT II and REIT III until the Resource REIT Mergers in January 2021. All of the same individuals served as officers of REIT I, REIT II and REIT III as well as officers of the external advisor entities.

Relationship with ACRES Commercial Realty Corp. (“ACR”)

We provided office space and other office-related services to ACRES Commercial Realty Corp. (f/k/a Exantas Capital Corp.) under a sublease that was assigned from RAI which terminated on March 31, 2021. In addition, three of our employees provided internal audit services until March 31, 2021 under an internal audit engagement letter that was assigned from RAI to our subsidiary. Our Chief Financial Officer was a director of ACR until June 2021.

The following table presents the our fees earned by, and expenses paid to, such related parties (in thousands):

2021
Fees earned / expenses paid to related parties:
REIT II (prior to 1/28/2021):
Asset management fee income	$669
Property management fee income	275
Operating expense reimbursements	371
Internal audit	8
REIT III (prior to 1/28/2021):
Asset management fee income	$164
Property management fee income	67
C-III/RAI:
Transition services paid to C-III	$2
Preferred unit distributions	3,161
Common OP unit distributions	1,110
ACR:
Internal audit	$37
Sublease rent reimbursement	30

Director Independence

Under our charter, an independent director is a person who satisfies the independence requirements under the rules and regulations of the New York Stock Exchange (“NYSE”) as in effect from time to time. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Paula Baiman Brown, Andrew Ceitlin, Thomas J. Ikeler, Gary Lichtenstein, Alan F. Riffkin, and Lee F. Shlifer each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a director. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or REIT I. Therefore, we believe that all of these directors are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2021, Grant Thornton LLP served as our independent registered public accounting firm and provided certain tax and other services. Grant Thornton has served as our independent registered public accounting firm since our formation. The audit committee reviewed the audit and non-audit services performed by Grant Thornton, as well as the fees charged by Grant Thornton for such services. The aggregate fees billed to us for professional accounting services, including

(Back to Index)

(Back to Index)

the audit of our annual financial statements by Grant Thornton for the years ended December 31, 2021 and 2020, are set forth in the table below (in thousands).

	December 31,
	2021	2020
Audit fees	$524	$524
Audit-related fees	598	21
Tax fees	419	14
Total	$1,541	$559

For purposes of the preceding table, Grant Thornton’s professional fees are classified as follows:

•
Audit fees – These are fees for professional services performed for the audit of our annual financial statements and other procedures performed by Grant Thornton in order for them to be able to form an opinion on our consolidated financial statements, as well as the required review of quarterly financial statements.
•
Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•
Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•
All other fees – These fees cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee has established a pre-approval policy that any audit or non-audit services that do not exceed $15,000 in cost may be presented to and approved by the audit committee at its next scheduled meeting.

All services rendered by Grant Thornton for the year ended December 31, 2021 were pre-approved in accordance with the policies and procedures described above.

(Back to Index)

(Back to Index)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)
Financial Statements
1.
See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)
Financial Statement Schedule
i.
Our financial statement schedule is included in a separate section of this Annual Report on Form 10-K commencing on page F-40.
(c)
Exhibits

(Back to Index)

(Back to Index)

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of September 8, 2020, by and among the Company, OP II, Revolution I Merger Sub, LLC, OP I and REIT I (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 11, 2020)

2.2

Agreement and Plan of Merger, dated as of September 8, 2020, by and among the Company, OP II, Revolution III Merger Sub, LLC, OP III and REIT III (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 11, 2020)

2.3

Agreement and Plan of Merger, dated as of January 23, 2022, by and among Rapids Parent LLC, Rapids Merger Sub LLC, and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 24, 2022)

3.1	Second Articles of Amendment and Restated of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 5, 2021)

3.3	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 29, 2021)

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

10.1	Resource REIT, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 29, 2021)

10.2	Form of Restricted Stock Agreement (Time Based) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 29, 2021)

10.3	Form of Restricted Stock Agreement (Performance-Based) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2021)

10.4	Employment Agreement dated September 8, 2020 between REIT I and Mr. Feldman (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by REIT I on September 11, 2020)

10.5	Employment Agreement dated September 8, 2020 between REIT I and Mr. Elliott (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by REIT I on September 11, 2020)

10.6	Employment Agreement dated September 8, 2020 between REIT I and Ms. Weisbaum (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by REIT I on September 11, 2020)

10.7

Form of Indemnification Agreement between the Company and each independent director of the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2020)

10.8

Amended and Restated Limited Partnership Agreement of RRE Opportunity OP II, LP, dated January 28, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed March 25, 2021)

10.9

Master Credit Facility Agreement, dated as of January 28, 2021, by and among RRE Addison Place Holdings, LLC, RRE Gilbert Holdings, LLC, RRE Providence Holdings, LLC, RRE Woodmoor Holdings, LLC, RRE Centennial Holdings, LLC, RRE Brentdale Holdings, LLC, RRE Breckenridge Holdings, LLC, RRE Bear Creek Holdings, LLC, RRE Fairways of Bent Tree Holdings, LLC, RRE Montclair Terrace Holdings, LLC, RRE Santa Rosa Holdings, LLC, RRE Buckhead Holdings, LLC, RRE FNM1 LLC, RRE FNM2 LLC, RRE FNM3 LLC, RRE FNM4 LLC, (collectively, the “Borrowers”) and CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 29, 2021)

10.10

Credit Agreement, dated as of May 20, 2021, among RRE Opportunity OP II, LP, as the Borrower, Resource REIT, Inc., Revolution I Merger Sub, LLC, RRE Opportunity Holdings LLC, RRE Opportunity Holdings II, LLC and certain subsidiaries of the Borrower from time to time party thereto, as guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 21, 2021)

10.11	2022 Employee Retention/Transaction Bonus Plan, dated as of January 23, 2022

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(Back to Index)

(Back to Index)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed February 5, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REIT, INC.

March 25, 2022	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Lichtenstein	Director	March 25, 2022
GARY LICHTENSTEIN

/s/ Thomas J. Ikeler	Director	March 25, 2022
THOMAS J. IKELER

/s/ Lee F. Shlifer	Director	March 25, 2022
LEE F. SHLIFER

/s/ Andrew Ceitlin	Director	March 25, 2022
ANDREW CEITLIN

/s/ Paula Baiman Brown	Director	March 25, 2022
PAULA BAIMAN BROWN

/s/ Alan F. Riffkin	Director	March 25, 2022
ALAN F. RIFFKIN

/s/ Alan F. Feldman	Chief Executive Officer, President and Director	March 25, 2022
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Thomas C. Elliott	Chief Financial Officer, Executive Vice President and Treasurer	March 25, 2022
THOMAS C. ELLIOTT	(Principal Financial Officer)

/s/ Steven R. Saltzman	Chief Accounting Officer, and Vice President (Principal Accounting Officer)	March 25, 2022
STEVEN R. SALTZMAN

(Back to Index)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Resource REIT, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of events or changes in circumstances that indicate rental properties may be impaired

As discussed in Note 2 to the financial statements, the Company periodically evaluates its investments in rental properties for impairment indicators. The review considers factors such as operating income, market and other applicable trends, as well as the effects of leasing demand. We identified the evaluation of events or changes in circumstances that indicate rental properties may be impaired as of December 31, 2021 as a critical audit matter.

The principal consideration for our determination that the process to evaluate long-lived assets for impairment is a critical audit matter is the high degree of subjectivity and judgment in management’s process for determining whether indicators of impairment were present.

Our audit procedures related to potential rental property impairment included the following, among others. We obtained an understanding and evaluated the reasonableness of management’s impairment indicator analysis through discussions with management. We performed independent testing to identify indicators of impairment including trend analysis on property net

(Back to Index)

(Back to Index)

operating income and occupancy to identify properties with adverse movement and comparison of submarket rent data to actual property performance.

Estimation of fair value of assets acquired and liabilities assumed in the Resource REIT Mergers

As described within Note 6 to the consolidated financial statements, on January 28, 2021, the Company completed the Resource REIT Mergers by acquiring the assets and associated liabilities of the Resource Real Estate Opportunity REIT II, Inc. (“REIT II”) and Resource Apartment REIT III, Inc. (“REIT III”) in a stock-for-stock transaction. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values based on appraisals and other methods. Intangible assets were recognized at their relative fair values in accordance with ASC 805.

The principal consideration for our determination that the fair value estimate of assets acquired and liabilities assumed is a critical audit matter is that management, with the assistance of a third-party appraiser, made significant judgments about the valuation methodology, cash flow projections and the discount rates and overall capitalization rates, which are subjective inputs into the fair value estimates of the REIT II and REIT III properties. Significant management judgments and estimates utilized to determine the fair value of the properties are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the valuation of assets acquired and liabilities assumed in the Resource REIT Mergers included the following, among others. We tested management’s process to evaluate the reasonableness and appropriateness of the valuation method, cash flow projections, discount rates and overall capitalization rates utilized by the appraiser, which involved the assistance of valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2012.

Philadelphia, Pennsylvania

March 25, 2022

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Investments in real estate:
Rental properties, net	$1,876,047	$897,975
Identified intangible assets, net	—	5
Assets held for sale - rental properties	150,176	—
Total investments in real estate	2,026,223	897,980
Cash	112,838	70,015
Restricted cash	10,420	14,769
Subtotal - cash and restricted cash	123,258	84,784
Tenant receivables, net of allowance of $1,621 and $774, respectively	1,121	516
Due from related parties	—	2,763
Prepaid expenses and other assets	12,143	9,180
Goodwill	154,531	154,935
Total assets	$2,317,276	$1,150,158

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,408,851	$825,986
Accounts payable and accrued expenses	22,664	15,867
Accrued real estate taxes	10,960	7,370
Due to related parties	—	20,245
Tenant prepayments	2,231	1,210
Security deposits	4,975	2,860
Total liabilities	1,449,681	873,538

Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01; 1,000,000,000 shares authorized; 165,766,753 and 86,075,442 shares issued and outstanding (including 1,055,589 and 790,272 of unvested restricted shares, respectively)	1,658	861
Convertible stock; par value $.01; 50,000 shares authorized; 50,000 and 49,935 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,328,378	618,074
Accumulated other comprehensive income (loss)	262	(391)
Accumulated deficit	(462,704)	(469,736)
Total stockholders’ equity	867,595	148,809
Noncontrolling interest	—	127,811
Total equity	867,595	276,620
Total liabilities and equity	$2,317,276	$1,150,158

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$240,877	$133,242	$135,171
Property management fee income - related parties	342	1,493	—
Asset management fee income - related parties	833	3,571	—
Other revenue	37	232	—
Total revenues	242,089	138,538	135,171

Expenses:
Property operating expenses	64,845	38,786	38,480
Real estate taxes	30,355	17,210	17,036
Acquisition costs	—	113	—
Property management fees - third party	6,690	2,023	—
Property management fees- related party	—	4,071	6,029
Asset Management fees - related party	—	8,518	12,505
Transaction expenses	465	2,282	—
Casualty loss	2,359	338	302
General and administrative- Property related	5,818	3,643	3,595
General and administrative- Corporate	25,303	8,543	6,462
Loss on disposal of assets	848	656	541
Depreciation and amortization expense	96,918	51,460	53,814
Total expenses	233,601	137,643	138,764
Income (loss) before net gains on dispositions	8,488	895	(3,593)
Net gains on dispositions of properties	93,665	—	38,810
Income before other income (expense)	102,153	895	35,217
Other income (expense):
Interest expense	(47,377)	(25,723)	(37,908)
Interest income	22	217	374
Gain on sale of land easement	—	310	—
Insurance proceeds in excess of cost basis	311	168	570
Total other income (expense)	(47,044)	(25,028)	(36,964)
Income (loss) before income taxes	55,109	(24,133)	(1,747)
Provision for income taxes	(206)	—	—
Net income (loss)	$54,903	$(24,133)	$(1,747)
Redemption of preferred OP units	(342)	—	—
Preferred return to preferred OP unit holders	(3,161)	(1,406)	—
Net income (loss) after preferred return	51,400	(25,539)	(1,747)
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	158	101	—
Less: Net loss attributable to noncontrolling interest	696	279	—
Net income (loss) attributable to common stockholders	$52,254	$(25,159)	$(1,747)

Weighted average common shares outstanding- basic	153,820	85,531	85,861
Weighted average common shares outstanding - diluted	153,889	85,531	85,861
Net income (loss) per common share- basic and diluted	$0.34	$(0.29)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2021	2020	2019
Net income (loss)	$54,903	$(24,133)	$(1,747)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	42	124	344
Designated derivatives, fair value adjustments	620	(306)	(88)
Total comprehensive income (loss)	55,565	(24,315)	(1,491)
Redemption of preferred OP units	(342)	—	—
Preferred return to preferred OP unit holders	(3,161)	(1,406)	—
Total comprehensive income (loss) after preferred return to preferred OP unit holders	52,062	(25,721)	(1,491)
Net loss attributable to noncontrolling interest	696	279	—
Allocation of income to preferred unit holders attributable to noncontrolling interest	158	101	—
Total other comprehensive loss (income) attributable to noncontrolling interest	(9)	9	—
Comprehensive (income) loss attributable to noncontrolling interest	845	389	—
Comprehensive income (loss) attributable to common stockholders	$52,907	$(25,332)	$(1,491)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	86,220	$862	$50	$500	$626,278	$(474)	$(390,361)	$236,306	$—	$236,306
Common stock issued through distribution reinvestment plan	2,916	29	—	—	24,470	—	—	24,499	—	24,499
Distributions declared	—	—	—	—	-	—	(42,020)	(42,020)	—	(42,020)
Common stock redemptions	(4,051)	(41)	—	—	(34,079)	—	—	(34,120)	—	(34,120)
Rescission redemptions	(40)	—	—	—	(359)	—	—	(359)	—	(359)
Other comprehensive income	—	—	—	—	—	256	—	256	—	256
Net loss	—	—	—	—	—	—	(1,747)	(1,747)	—	(1,747)
Balance, at December 31, 2019	85,045	850	50	500	616,310	(218)	(434,128)	182,815	$—	$182,815
Issuance of operating partnership units in Self-Management Transaction	—	—	—	—	—	—	—	—	128,200	128,200
Issuance of restricted stock	791	8	—	—	(8)	—	—	—	—	—
Stock based compensation			—	—	10	—	—	10	—	10
Common stock issued through distribution reinvestment plan	717	7	—	—	6,078	—	—	6,085	—	6,085
Distributions declared	—	—	—	—	—	—	(10,449)	(10,449)	—	(10,449)
True-up of prior year cash distributions declared	—	—	—	—	—	—	—	—	—	—
Common stock redemptions	(477)	(4)	—	—	(4,316)	—	—	(4,320)	—	(4,320)
Allocation of income to preferred unit holders			—		—	—	(1,305)	(1,305)	(101)	(1,406)
Other comprehensive loss	—	—	—	—	—	(173)	—	(173)	(9)	(182)
Net loss	—	—	—	—	—	—	(23,854)	(23,854)	(279)	(24,133)
Balance at December 31, 2020	86,076	$861	50	$500	$618,074	$(391)	$(469,736)	$148,809	$127,811	$276,620
Merger	71,222	712	—	—	644,563	—	—	645,275	—	645,275
Common stock issued through the distribution reinvestment plan	1,228	12	—	—	10,563	—	—	10,575	—	10,575
Issuance of restricted stock	581	5	—	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,572	—	—	4,572	—	4,572
Distributions declared	—	—	—	—	—	—	(45,222)	(45,222)	(1,110)	(46,332)
Common stock redemptions	(880)	(7)	—	—	(7,970)	—	—	(7,977)	—	(7,977)
Conversion of common OP units to common stock	7,540	75	—	—	58,581	—	—	58,656	(58,656)	—
Redemption of preferred OP units	—	—	—	—	—	—	(329)	(329)	(67,213)	(67,542)
Preferred return to preferred OP unit holders	—	—	—	—	—	—	(3,016)	(3,016)	(145)	(3,161)
Other comprehensive income	—	—	—	—	—	653	—	653	9	662
Net income (loss)	—	—	—	—	—	—	55,599	55,599	(696)	54,903
Balance at December 31, 2021	165,767	$1,658	$50	$500	$1,328,378	$262	$(462,704)	$867,595	$—	$867,595

The accompanying notes are an integral part of these consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$54,903	$(24,133)	$(1,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	848	656	541
Net gain on disposition of property	(93,665)	—	(38,810)
Net gain on sale of land easement	—	(310)	—
Loss on extinguishment of debt	1,462	64	69
Casualty gain	(2,966)	(703)	(527)
Depreciation and amortization	96,918	51,460	53,814
Amortization of deferred financing costs	2,554	1,478	2,320
Amortization of debt premium (discount), net	23	(315)	(333)
Realized loss on change in fair value of interest rate cap	42	124	344
Stock based compensation	4,572	10	—
Accretion of discount and direct loan fees and costs	—	(76)	(43)
Changes in operating assets and liabilities:
Tenant receivables	(292)	(327)	(6)
Due to/from related parties, net	23	1,088	(349)
Prepaid expenses and other assets	4,975	(2,008)	(19)
Accounts payable and accrued expenses	3,400	4	(1,259)
Tenant prepayments	(626)	122	(51)
Security deposits	378	354	120
Net cash provided by operating activities	72,549	27,488	14,064

Cash flows from investing activities:
Cash acquired in connection with Merger, net of acquisition costs	76,858	—	—
Proceeds from disposal of property, net of closing costs	99,402	—	17,532
Proceeds from sale of land easement	—	313	—
Principal payments received on loans held for investment	—	885	27
Working capital pain in Self-Management Transaction	—	(811)	—
Payment of consideration in Self-Management Transaction	(19,125)	(7,875)	—
Insurance proceeds received for casualty losses	4,011	847	749
Capital expenditures	(28,424)	(11,297)	(14,423)
Net cash provided by (used in) investing activities	132,722	(17,938)	3,885

Cash flows from financing activities:
Redemptions of common and convertible stock	(7,977)	(4,320)	(34,120)
Recission of common stock	—	—	(359)
Redemption of preferred OP units	(67,542)	—	—
Payment of deferred financing costs	(5,523)	—	(116)
Borrowings on mortgages	33,202	34,369	26,676
Repayments on borrowings	(79,470)	(11,655)	(9,230)
Purchase of interest rate caps	(569)	(348)	(62)
Distributions paid on common stock and participating OP Units	(35,757)	(4,364)	(17,521)
Distributions paid to preferred unit holders	(3,161)	(286)	—
Net cash (used in) provided by financing activities	(166,797)	13,396	(34,732)

Net increase (decrease) in cash and restricted cash	38,474	22,946	(16,783)
Cash and restricted cash at beginning of year	84,784	61,838	78,621
Cash and restricted cash at end of year	$123,258	$84,784	$61,838

Reconciliation of cash and restricted cash
Cash	$112,838	$70,015	$49,534
Restricted cash	10,420	14,769	12,304
Cash and restricted cash at end of year	$123,258	$84,784	$61,838

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource REIT, Inc., (the “Company”), formerly known as Resource Real Estate Opportunity REIT II, Inc. (“REIT II”) was organized in Maryland on September 28, 2012. REIT II launched an initial public offering in February 2014, the primary portion of which terminated in February 2016. Substantially all of the business of Resource REIT, Inc. is conducted through RRE Opportunity OP II, LP (“OP II” or the “Operating Partnership”) in which Resource REIT, Inc. is the sole general partner. The Company has adopted a fiscal year ending December 31.

Resource REIT, Inc.'s objective is to make investments in apartment communities to provide investors with growing cash flow and increasing asset values. The Company has acquired underperforming apartments which it has or will renovate and stabilize in order to increase rents.

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

As of December 31, 2021, a total of 165.8 million shares of common stock, including shares issued through the distribution reinvestment plan, remain outstanding.

Blackstone Merger

On January 23, 2022, the Company, Rapids Parent LLC (“Parent”) and Rapids Merger Sub LLC (“Rapids Merger Sub”) entered into an Agreement and Plan of Merger (the “Blackstone Merger Agreement”). The Blackstone Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Rapids Merger Sub (the “Blackstone Merger”). Upon completion of the Blackstone Merger, Rapids Merger Sub will survive and the separate existence of the Company will cease. The Blackstone Merger and the other transactions contemplated by the Blackstone Merger Agreement were unanimously approved by the Company’s Board of Directors (the “Board”). Parent and Rapids Merger Sub are affiliates of Blackstone Real Estate Income Trust, Inc. (“BREIT”), which is an affiliate of Blackstone Inc.

Pursuant to the terms and conditions in the Blackstone Merger Agreement, at the effective time of the Blackstone Merger (the “Effective Time”), each share of common stock (or fraction thereof), $0.01 par value per share, of the Company that is issued and outstanding immediately prior to the Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $14.75 (the “Common Stock Consideration”), without interest. In addition, at the Effective Time, each share of convertible stock (or fraction thereof), $0.01 par value per share, of the Company that is issued and outstanding immediately prior to the Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $1,846.76, without interest.

The Blackstone Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its business in all material respects in the ordinary course of business and in a manner consistent with past practice, subject to certain exceptions, during the period between the execution of the Blackstone Merger Agreement and the consummation of the Blackstone Merger.

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

The consummation of the Blackstone Merger is subject to certain customary closing conditions, including, among others, approval of the Blackstone Merger by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock entitled to cast a vote on the Blackstone Merger (the “Stockholder Approval”). The Company will hold a special meeting on May 16, 2022 for the purpose of obtaining the Stockholder Approval. In addition, the holders of at least two-thirds of the outstanding shares of the Company’s convertible stock entitled to vote on the Blackstone Merger have approved the Blackstone Merger by written consent in accordance with Maryland law and our charter and bylaws.

Mergers with Resource Real Estate Opportunity REIT, Inc. and Resource Apartment REIT III, Inc.

On September 8, 2020, REIT II entered into merger agreements (as described herein) to acquire each of REIT I and Resource Apartment REIT III, Inc. (“REIT III”) in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into one of REIT II’s wholly owned subsidiaries. The REIT I Merger (as defined below) and the REIT III Merger (as defined below) are referred to collectively herein as the Resource REIT Mergers. Each of the Resource REIT Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. The Resource REIT Mergers became effective as of January 28, 2021.

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

Effective January 28, 2021, REIT III merged with and into Merger Sub III, with Merger Sub III surviving as a direct, wholly-owned subsidiary of REIT II (the “REIT III Company Merger”) and OP III merged with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of REIT III and OP III ceased. The REIT I Merger and the REIT III Merger are hereinafter together referred to as the “Resource REIT Mergers”.

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

Effective as of the close of the REIT I Merger, REIT II acquired Resource Real Estate Opportunity Advisor II, LLC and Resource Real Estate Opportunity Advisor, LLC (the “Former Advisor”), Resource Apartment Advisor III, LLC and became a

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

self-managed REIT. In connection with the Resource REIT Mergers, REIT II was the legal acquirer and REIT I was the accounting acquirer for financial reporting purposes, as discussed in Note 6, Rental Properties. Thus, the financial information set forth herein subsequent to the Resource REIT Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Resource REIT Mergers reflects REIT I’s results. For this reason, period to period comparisons may not be meaningful.

On September 8, 2020, REIT I, entered into a series of transactions to become self-managed (the “Self-Management Transaction”) as further described in Note 3, Self-Management Transaction, and succeeded to the advisory, asset management and property management arrangements in place for the Company.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the years ended December 31, 2021 and 2020, however, a small percentage of its tenants requested a rent deferral as a result of the pandemic. The Company evaluates each tenant rent deferral request on an individual basis, considering a number of factors. Not all tenant requests have or will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. There are no executed short-term rent deferral plans outstanding at December 31, 2021.

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2021, the Company had $125.3 million of deposits at various banks, $108.1 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

Rental Properties

The Company records acquired real estate at fair value on their acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture and fixtures	2.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related lease

Improvements and replacements are capitalized when they have a useful life greater than or equal to one year. The Company pays a construction management fee of 5.0% of actual aggregate costs to Greystar to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

As of December 31, 2021, the Company's real estate investments located in Texas, Georgia, Illinois, Colorado, and California represent approximately 26%, 13%, 12%, 10%, and 7% of the portfolio. This makes it particularly susceptible to adverse economic developments in these real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could negatively affect the Company's liquidity and adversely affect its ability to fund its ongoing operations.

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

In conjunction with the Resource REIT Merger and for the Company’s annual estimated value per share calculation in 2020 and 2019, the Company engaged with a third-party to provide the estimated fair value of its rental properties as of January 28, 2021, December 31, 2020 and 2019, respectively. The Company compared these values to its carrying values and concluded that there was no indication that the carrying value of the Company’s investments in real estate were not recoverable as of December 31, 2021, 2020 and 2019. There were no impairment losses recorded on long lived assets during the years ended December 31, 2021, 2020 and 2019.

Casualty Loss

The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU No. 2017-01"). Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes that acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the screen is not met, and the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the years ended December 31, 2021 and 2020.

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, which is accounted for in accordance with Accounting Standards Codification ("ASC") 842, Leases (“ASC 842”).

The future minimum rental payments to be received from noncancelable operating leases are approximately $124.2 million and $1.7 million for the years ending December 31, 2022 and 2023, and none thereafter. These figures include future minimum rentals from noncancelable operating leases for residential real estate properties held for sale of approximately $9.8 million and $130,000 for the years ending December 31, 2022 and 2023, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for both commercial rental properties and antenna rentals are $423,000, $389,000, $336,000, $253,000, and $184,000 for the years ending December 31, 2022 through December 31, 2026, respectively, and $1.1 million thereafter.

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

The Company has cable income revenue sharing arrangements from contracts with cable providers at the Company's properties. Included in accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2021 and 2020 is a contract liability related to deferred revenue from contracts with cable providers of approximately $1.7 million and $760,000, respectively. The Company recognizes income from these contracts on a straight line basis over the contract period of 10 years to 12 years. During the years ended December 31, 2021, 2020 and 2019, approximately $275,000, $118,000 and $77,000, respectively of revenue from the contract liability was recognized as income.

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

Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels. As of December 31, 2021 and 2020, the Company recorded a $1.6 million and $774,000, respectively, allowance for bad debts to appropriately reflect management’s estimate for uncollectible accounts. The total adjustment to rental and other property income for the years ended December 31, 2021, 2020 and 2019 were $2.0 million, $1.2 million and $299,000 respectively, for provision for bad debt, net of recoveries. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations and comprehensive loss. The age of the receivables included in the allowance balance at December 31, 2021 was: 13.1% less than 30 days past due, 11.9% 31-60 days past due, 1.2% 61-90 days past due and 73.8% over 90 days past due.

Following the Self- Management Transaction (described in Note 3 below) through the effective date of the Resource REIT Mergers on January 28, 2021, the Company received asset management and property management fees from REIT II and REIT III. The monthly asset management fee was equal to one-twelfth of 1.0% of the cost of each asset held by REIT II and one-twelfth of 1.0% of the appraised value of each asset held by REIT III, without deduction for depreciation, bad debts or other non-cash reserves. The monthly property management fee was calculated based on 4.5% of the gross monthly receipts from REIT II's

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

and REIT III’s properties. The Company recognized revenue for both asset and property management fees as earned on a monthly basis. The Company had determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for asset and property management services are satisfied as the services are rendered. The Company was compensated for its services on a monthly basis and these services represent a series of distinct daily services in accordance with ASC 606. As a result of the Resource REIT Mergers, these fees are no longer being paid.

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

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2021 and 2020, the Company treated one of its subsidiaries as a TRS.

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2017 and prior.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator for earnings per share:
Net income (loss)	$54,903	$(24,133)	$(1,747)
Redemption of preferred OP units	(342)	—	—
Preferred return to preferred OP unit holders	(3,161)	(1,406)	—
Net income (loss) after preferred return	51,400	(25,539)	(1,747)
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	158	101	—
Less: Net loss attributable to noncontrolling interest	696	279	—
Net income (loss) attributable to common stockholders	$52,254	$(25,159)	$(1,747)

Denominator for earnings per share:
Weighted average common shares outstanding	153,820	85,531	85,861
Denominator for basic earnings per share	153,820	85,531	85,861
Weighted average unvested restricted stock	69	—	—
Denominator for diluted earnings per share	153,889	85,531	85,861

Earnings per weighted average common share:
Basic	$0.34	$(0.29)	$(0.02)
Diluted	$0.34	$(0.29)	$(0.02)

None of the shares of convertible stock (see Note 12) or 467,461 unvested performance awards that vest only upon a liquidation event are included in the diluted earnings per share calculations, because the necessary conditions for conversion have not been satisfied as of December 31, 2021 (were such date to represent the end of the contingency period).

Prior to their redemption and/or conversion, net losses attributable to outstanding OP Common Units and OP Preferred Units were included in net (income) loss attributable to noncontrolling interest, and therefore, were excluded from the calculation of income (loss) per common share, basic and diluted, for all periods presented.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. On the consolidated statements of operations, Management fees- related party were split into two line items, Property management fees – related party and Asset management fees- related party; certain administrative expenses previously reflected in rental operating expenses are now included in general and administrative expenses; general and administrative is now presented in two line items for corporate and property related; and casualty losses have been broken out from rental operating expenses and presented on a separate line. On the consolidated balance sheet, Operating lease right-of-use assets is included in

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

Prepaid expenses and other assets, and Operating lease liabilities are now included in Accounts payable and accrued expenses. All shares presented for prior periods have been converted based on the exchange ratio of 1.22423 (See REIT I Merger in Note 1). The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

Adoption of New Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848).” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. During the year ended December 31, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTE 3 - SELF-MANAGEMENT TRANSACTION

On September 8, 2020, OP I, entered into the Self-Management Transaction with Resource PM Holdings LLC (“PM Holdings”), Resource NewCo LLC (“Advisor Holdings”), C-III Capital Partners LLC (“C-III” or “PM Contributor”), RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) (“Advisor Contributor” or “Resource Real Estate”) and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to OP I all of the membership interests in PM Holdings and Advisor Holdings and certain assets related to the business of PM Holdings and Advisor Holdings including 100% of the membership interests in PM Holdings and Advisor Holdings and $659,000 of leasehold improvements and furniture in exchange for approximately 6.2 million common operating partnership units in OP I (“OP I Common Units”) and 319,965 Series A Preferred Units in OP I (“OP I Preferred Units”) (collectively “OP I Units”). Additional consideration included the following deferred payments in cash: (i) $7.5 million paid upon the effectiveness of the Resource REIT Merger; (ii) six monthly payments of $2.0 million, totaling $12.0 million, for the six months following the closing of the Self-Management Transaction and (iii) 12 monthly payments of $625,000, totaling $7.5 million, for the 12 months following the closing of the Self-Management Transaction. At the time of the REIT I Partnership Merger, the OP I Common Units converted into approximately 7.5 million OP Common Units; the participation rights of the OP I Preferred Units increased to 391,711 OP Preferred Units.

On September 13, 2021, the Company entered into a letter agreement with C-III and Legacy Co, and on September 14, 2021, the Company redeemed all of the 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co and exchanged all of the 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of common stock of the Company.

As part of the Self-Management Transaction, REIT I paid outstanding obligations due to RAI of approximately $811,000, presented in the table below as “Net working capital” consisting primarily of approximately $4.3 million in accrued management fees transferred to the Company as well as approximately $150,000 of prepaid rent, software subscriptions, and security deposits. Additionally, the Company assumed payroll liabilities of approximately $2.9 million and approximately $684,000 due to the third-party property manager, Greystar. The operating leases for office space in Philadelphia, Pennsylvania and Denver, Colorado were assumed. In accordance with ASC 842, Leases, an operating lease right of use asset and liability were calculated and reflected as part of the Self-Management Transaction.

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

DECEMBER 31, 2021

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

Goodwill

In connection with the Self-Management Transaction, the Company recorded goodwill of approximately $154.5 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded represents the Company's management structure and the cost savings associated with acquiring the Advisor and eliminating the management fee arrangement.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2021	2020	2019
Non-cash financing and investing activities:
Stock issued pursuant to distribution reinvestment plan	$10,575	$6,085	$24,499
Accrual for construction in process	2,237	848	2,470
Repayments on borrowings through refinancing	461,968	130,539	58,350
Lease liabilities arising from obtaining right-of-use assets	—	—	526
Accrued allocation of income to preferred unit holders	—	1,120	—
Deferred financing costs, interest, and fees funded through refinancing	—	3,245	973

Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	65,900	—	61,041
Non-cash activity related to Self-Management Transaction:
Due to related parties for acquisition of net assets acquired in Self-Management Transaction	—	19,125	—
Operating Partnership units issued in exchange for net assets acquired in Self-Management Transaction	—	128,200	—
Non-cash activity related to Resource REIT Merger:
Net assets acquired in REIT II Merger in exchange for common shares	543,840	—	—
Net assets acquired in REIT III Merger in exchange for common shares	101,435	—	—
Implied REIT I common stock issued in exchange for net assets acquired in Resource REIT Merger	645,275	—	—

Cash paid during the period for:
Interest	$41,865	$25,106	$35,936

NOTE 5 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, debt service, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	December 31, 2021	December 31, 2020
Real estate taxes	$6,879	$7,910
Insurance	1,486	1,350
Debt service reserve	157	2,045
Capital improvements	1,898	3,464
Total	$10,420	$14,769

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

NOTE 6 - INVESTMENTS IN REAL ESTATE

As of December 31, 2021, the Company's investments in rental properties consisted of 45 apartment properties that contain 13,707 units. The following table summarizes the Company’s investments in rental properties (in thousands):

	December 31, 2021	December 31, 2020
Land	$293,492	$196,355
Building and improvements	1,799,028	929,323
Furniture, fixtures and equipment	53,438	46,879
Construction in progress	8,318	1,374
	2,154,276	1,173,931
Less: accumulated depreciation	(278,229)	(275,956)
	$1,876,047	$897,975

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was approximately $88.5 million, $51.5 million, and $53.8 million, respectively.

Assets Held for Sale

During the three months ended December 31, 2021, the Company entered into agreements to sell three rental properties, Maxwell Townhomes, The Bryant at Yorba Linda and Sunset Ridge, with net book values totaling approximately $150.2 million. The Company confirmed the intent and ability to sell these properties in their present conditions and these properties qualified for held for sale accounting treatment upon meeting all applicable criteria prior to December 31, 2021, at which time depreciation ceased. As such, the assets associated with these properties were separately classified and included as assets held for sale on the Company's consolidated balance sheet as of December 31, 2021. The Company completed the sales of Maxwell Townhomes and The Bryant at Yorba Linda on January 20, 2022 and Sunset Ridge on March 22, 2022.

The following table summarizes the Company's investments in rental properties held for sale (in thousands):

December 31, 2021
Land	$58,577
Building and improvements	134,489
Furniture, fixtures and equipment	8,179
Construction in progress	97
201,342
Less: accumulated depreciation	(51,166)
Assets held for sale - rental properties	$150,176

Resource REIT Mergers

Both the REIT I Merger and the REIT III Merger (collectively the “Resource REIT Mergers”) were accounted for as asset acquisitions under ASC 805 as substantially all of the fair value of the gross assets acquired are Class B multifamily rental properties. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values.

Based on an evaluation of the relevant factors and the guidance in ASC 805, all of which required significant management judgment, the entity in the Resource REIT Mergers considered the acquirer for accounting purposes was not the legal acquirer. In order to make this determination, various factors were analyzed, including which entity issued its equity interests, relative voting rights, existence of minority interests (if any), control of the board of directors, management composition, relative size, transaction initiation, and other factors such as operational structure, and relative composition of employees, and

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

other factors. The strongest factors identified were the relative size of the companies and management composition. Based on financial measures, REIT I was a larger entity than REIT II and REIT III. REIT I had more common stock outstanding at a higher net asset value than REIT II and REIT III and upon the consummation of the Resource REIT Mergers was issued more shares of REIT II than were held by REIT II stockholders or than were issued to REIT III stockholders in the REIT III Merger. REIT I also contained the management entity. Based on these factors, REIT I was concluded to be the accounting acquirer.

The assets (including identifiable intangible assets) and liabilities of REIT II and REIT III as of the effective time of the respective Resource REIT Mergers were recorded at their respective relative fair values and added to those of REIT I. Transaction costs incurred by REIT I in connection with the Resource REIT Mergers were capitalized in the period in which the costs were incurred and services were received. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values based on appraisals and other methods. Intangible assets were recognized at their relative fair values in accordance with ASC 805.

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

Merged entity estimated net asset value as of Resource REIT Merger date	$9.06
REIT I exchange ratio	1.22423
REIT I estimated value per share as of January 28, 2021	$11.09

REIT II common stock outstanding as of January 28, 2021	60,026,513
REIT I exchange ratio	1.22423
Implied REIT I common stock issued as consideration	49,032,055
REIT I estimated value per share as of January 28, 2021	$11.09
Value of implied REIT I common stock issued as consideration	$543,840

The allocation of the values of the real estate and other assets and liabilities as of January 28, 2021, inclusive of $5.0 million in estimated capitalized transaction costs and elimination of intercompany balances between REIT I and REIT II, is as follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

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

Although REIT I is the accounting acquirer, REIT II is the legal acquirer of both REIT III and REIT I. As such, the 12.1 million issued and outstanding shares of REIT III common stock were converted into the right to receive 0.925862 newly issued shares of REIT II Common Stock. Consideration transferred is calculated as such (in thousands except share and per share data):

REIT III common stock outstanding as of January 28, 2021	12,092,466
REIT III exchange ratio	0.925862
REIT II shares issued as consideration	11,195,955
REIT I exchange ratio	1.22423
Implied REIT I common stock issued as consideration	9,145,303
REIT I estimated value per share as of January 28, 2021	$11.09
Value of implied REIT I common stock issued as consideration	$101,435

The allocation of the values of the real estate and other assets and liabilities as of January 28, 2021, inclusive of approximately $929,000 in estimated capitalized transaction costs and elimination of intercompany balances between REIT I and REIT III, is as follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

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

Valuation and Purchase Price Allocation

The Company obtained third party appraisals for all properties included in the Resource REIT Mergers which the Company utilized to allocate the purchase price based on the relative fair value. Land was valued based on similar (but not identical) transactions in the subject properties market with the appraiser making adjustments based on both qualitative and quantitative data (Level 3). The buildings were valued based on the “as-if-vacant” value which is estimated using an income, or discounted cash flow model, using market assumptions pertaining to, among other items, absorption period, lease-up costs, market rent, operating expenses and terminal capitalization and discount rates (Level 3). Capitalization rates used in the analysis ranged from 4.5% to 5.5% and discount rates ranged from 5% to 7.25%. Building improvements and furniture, fixtures and equipment were valued using the cost approach, in which the appraiser utilized Marshall Valuation Service as the source for the replacement cost and life estimates and included soft costs and entrepreneurial incentive. The total cost estimates were depreciated based on the estimated effective ages of each asset compared to their anticipated lives. In place leases were valued using market rent estimates for units based on recently signed leases as well as market rents signed at competing properties. A downtime estimate was then applied to each tenant based upon their market leasing assumption. The lease in place value is calculated as the total market rent multiplied by the downtime of each tenant, aggregated by unit type (Level 3). Assumed debt was valued based on recently closed transactions and investor surveys for spreads and rates applicable to each property. The market interest rate was calculated using the most applicable treasury rate based on the remaining term of the debt and applying a market-derived spread (Level 3).

The revenue and net loss of the 23 properties (6,508 units) acquired in the Resource REIT Mergers is as follows for the year ended December 31, 2021 (in thousands):

	REIT II	REIT III	Total
Revenue	$84,212	$20,778	$104,990
Net loss	$(5,696)	$(2,322)	$(8,018)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Resource REIT Mergers and the Self–Management Transaction had been included in operations as of January 1, 2020 (in thousands, except per share data):

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$248,584	$239,902
Net income (loss)	$63,457	$(63,985)
Net loss attributable to noncontrolling interests	$373	$3,287
Net income (loss) attributable to common stockholders	$60,327	$(65,178)
Net income (loss) to common stockholders per share, basic and diluted	$0.38	$(0.41)

Dispositions

The Company disposed of five properties during the year ended December 31, 2021 and two properties during the year ended December 31, 2019. There were no dispositions during the years ended December 31, 2020. The following table presents details of the Company’s disposition activity during the years ended December 31, 2021 and December 31, 2019 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net (Loss) Income Attributable to Properties Sold
2021 Dispositions:
Evergreen at Coursey	Baton Rouge, LA	June 29, 2021	$49,751	$18,734	$2,272	$(107)
The Retreat at Rocky Ridge	Hoover, AL	October 12, 2021	25,400	17,665	1,962	384
Tech Center Square	Newport News, VA	October 21, 2021	36,700	22,949	2,407	463
The Brookwood	Homewood, AL	October 26, 2021	45,300	6,385	3,134	(210)
Pines of York	Yorktown, VA	November 2, 2021	45,000	27,932	2,926	254
			$202,151	$93,665	$12,701	$784

2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575	$2,151	$(1,431)
Pinehurst	Kansas City, MO	December 20, 2019	12,310	4,235	1,427	(460)
			$82,310	$38,810	$3,578	$(1,891)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled zero and $5,000 as of December 31, 2021 and 2020, respectively, net of accumulated amortization of approximately $32.3 million and $27.1 million, respectively. The net carrying value of acquired in-place leases were fully amortized in the third quarter of 2021.

Amortization of the in-place apartment unit rentals was approximately $8.4 million for the year ended December 31, 2021. There was no amortization of in-place apartment unit rentals for the year ended December 31, 2020 and 2019.

As of December 31, 2021 and 2020, the Company had approximately $154.5 million and $154.9 million, respectively, of goodwill included on the consolidated balance sheets. The table below presents the rollforward of activity in goodwill for the year ended December 31, 2021:

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

Balance, January 1, 2021	$154,935
Sale of Evergreen at Coursey Place	(268)
Sale of Pines of York	(136)
Balance, December 31, 2021	$154,531

NOTE 8 - DEBT

The following table presents a summary of the Company's debt, net (in thousands):

			Weighted Average Maturity in Years at
	December 31, 2021	December 31, 2020	December 31, 2021
Mortgage notes payable, net - variable rate	$607,711	$675,791	3.86
Mortgage notes payable, net - fixed rate	801,140	150,195	6.29
Total mortgage notes payable, net	$1,408,851	$825,986	5.24
Revolving credit facility	$—	$—	—

Weighted average interest rate on mortgages - variable	2.05%	2.12%
Weighted average interest rate on mortgages - fixed	2.96%	4.03%
Weighted average interest rate on revolving credit facility	—	—
Weighted average interest rate on total debt	2.56%	2.46%

The following table presents the Company's annual future principal payments on outstanding borrowings as of December 31, 2021 (in thousands):

2022	$38,899
2023	39,943
2024	226,578
2025	191,219
2026	95,567
Thereafter	823,115
$1,415,321

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

The initial advance of approximately $495.2 million under the Facility occurred on January 28, 2021 and is secured by the following twelve multifamily properties located in Arizona, Colorado, Georgia, Oregon and Texas (including five properties formerly held by REIT II): Estates at Johns Creek, Heritage Pointe, Providence in the Park, South Lamar Village, Verona Apartments, Westside, 81 Fifty at West Hills, Adair off Addison I & II, Montclair Terrace, Palmer at Las Colinas, and Uptown Buckhead. The proceeds from the initial advance were used to refinance or pay off $462.0 million of the Company’s debt. Loans that were repaid in full were loans secured by Vista Apartment Homes, Cannery Lofts, Retreat at Rocky Ridge, Tech Center Square, and Aston at Cinco Ranch. The Company recorded approximately $4.6 million of extinguishment costs upon the refinance for the year ended December 31, 2021 including approximately $2.4 million in prepayment penalties, included in Interest Expense on the Consolidated Statements of Operations.

Additional information about the initial advance on the Facility, which is included in Mortgage notes payable, net on the Consolidated Balance Sheet as of December 31, 2021, is as follows (in thousands):

Collateral	Original Loan Amount	Maturity Date	Type	Annual Interest Rate
Fixed Advance 1	$235,205	2/1/2031	Fixed	2.79%
Fixed Advance 2	$235,205	2/1/2028	Fixed	2.62%
Floating Advance	$24,760	2/1/2031	Floating (1)	2.11%

(1) Floating rate based on 30-day average SOFR plus a fixed margin of 2.06%.

Revolving Credit Facility

On May 20, 2021, the Company entered into a Credit Agreement (the “Credit Facility”) for which BofA Securities, Inc. acted as sole book runner and sole lead arranger and Bank of America, N.A. acted as administrative agent and L/C issuer (the “Credit Agreement”). The Credit Facility is a secured revolving credit facility in the initial amount of approximately $100.0 million, including approximately $15.0 million available in letters of credit, subject to the Company's ability to increase the lenders’ aggregate commitment during the term of the Credit Agreement to a maximum of approximately $500.0 million, subject to certain limitations. The availability of borrowings under the Credit Facility will be based on the value of a pool of eligible income-producing multifamily properties owned, directly or indirectly and from time to time, by the Company or subsidiaries of the Company. The Credit Facility is a three-year interest-only facility with all outstanding principal due at maturity, subject to a one-year extension option. The Credit Facility may be prepaid or terminated at any time without penalty. The proceeds of the Credit Facility may be used for general corporate purposes, including refinancing existing indebtedness and working capital. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Company, and secured by a pledge of the equity interests of certain of the Company’s subsidiaries.

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

The Company is also subject to certain financial covenants, including (i) the ratio of the Company’s consolidated indebtedness to total asset value not to exceed 65% as of the last day of each of the first six fiscal quarters ending after May 20, 2021 and 60% as of the last day of each fiscal quarter thereafter; (ii) consolidated secured recourse indebtedness other than the Credit Facility not to exceed 5% of total asset value; (iii) consolidated fixed charge coverage ratio not less than 1.35x to 1.00x as of the last day of each of the first four fiscal quarters ending after May 20, 2021 and 1.50x to 1.00x as of the last day of each

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

fiscal quarter thereafter; and (iv) tangible net worth of not less $678.8 million, plus 75% of the net proceeds of any future equity issuances by the Company or any of its consolidated subsidiaries. The Company is in compliance with each of the applicable financial covenants as of December 31, 2021.

There were no borrowings under the Credit Facility during the year ended December 31, 2021. As of December 31, 2021, availability under the Credit Facility was approximately $100.0 million and was secured by pledges of the ownership interests in the subsidiaries that own six apartment communities: Vista Apartment Homes, Cannery Lofts, Aston at Cinco Ranch, Bay Club, Windbrooke and Perimeter 5550. The Company has approximately $1.1 million of deferred finance costs for the Credit Facility which is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheet as of December 31, 2021, which will be amortized over the term of the Credit Facility. During the year ended December 31, 2021, approximately $230,000 of amortization of deferred financing costs related to the Credit Facility were included in interest expense. Accumulated amortization of deferred financing costs related to the Credit Facility as of December 31, 2021 was approximately $230,000 and the net book value of deferred financing costs related to the Credit Facility as of December 31, 2021 related to mortgage notes payable was approximately $892,000. In addition, the Company paid $188,333 in unused fees for the year ended December 31, 2021 on the Credit Facility.

Other

Mortgage notes payable assumed as part of both the Resource REIT Mergers and the acquisitions of Point Bonita Apartment Homes, Paladin (Pines of York and Evergreen at Coursey (prior to their sales)), and Maxwell were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. The net premium or discount included in the consolidated balance sheets as of December 31, 2021 was approximately $162,000. For the years ended December 31, 2021 ,2020 and 2019, interest expense was increased by approximately $21,000 and reduced by approximately $315,000 and $333,000, respectively, for the amortization of the premium or discount.

As of December 31, 2021, the Company owned 37 apartment communities that served as collateral for mortgages payable. All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts under mortgage notes, other than the notes with respect to the Credit Facility, by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. As of December 31, 2021, the Company believes that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.

The Company had a $74.4 million mortgage note payable secured by The Bryant at Yorba Linda which included net worth, liquidity, and debt service coverage ratio covenants. The Company repaid the debt upon the sale of the property on January 20, 2022.

During the three months ended December 31, 2021, the Company repaid four mortgage notes payable (Perimeter 5550, Bay Club, Windbrooke, and Trailpoint at the Woodlands) and paid approximately $938,000 in prepayment penalties, included in Interest Expense on the Consolidated Statements of Operations.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the years ended December 31, 2021, 2020 and 2019, $3.8 million, $1.5 million and $2.3 million, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization of deferred financing costs related to mortgages payable as of December 31, 2021 and 2020 was approximately $4.6 million and $6.3 million, respectively and the net book value of deferred financing costs as of December 31, 2021 and 2020 related to mortgage notes payable was $6.3 million and $5.7 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

NOTE 9 – LEASES

As the lessee, the Company’s operating leases primarily consist of office leases, a parking lot lease and office equipment leases. These operating leases have remaining terms ranging from less than one year to six years. Some of the leases include options to extend the lease for up to an additional five years. Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability. As of December 31, 2021, the payments due under the contractually obligated portion of these leases totaled $2.8 million. The market rate is used for leases, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate based on the information available at commencement date is used. As of December 31, 2021, the weighted average remaining lease term was 4.69 years and the weighted average discount rate was 2.21% for the Company’s operating leases. As of December 31, 2021, the Company included approximately $2.6 million in its consolidated balance sheet for operating lease right-of-use assets and liabilities.

As a part of the Self-Management Transaction, the Company assumed an office lease in Philadelphia, Pennsylvania (“the Philadelphia office lease”). The Philadelphia office lease has a remaining five-year term expiring September 2026 and requires current monthly minimum rental payments of $45,034 plus a proportionate share of the utilities, taxes and other operating expenses of the building.

The Company’s lease expense related to the parking lot lease for the years ended December 31, 2021, 2020 and 2019 was approximately $36,000, which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the years ended December 31, 2021, 2020 and 2019 was approximately $624,000, $253,000 and $126,000, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending December 31, and thereafter (in thousands):

Future minimum operating lease payments:
2022	$583
2023	572
2024	573
2025	586
2026	448
Thereafter	—
Total future minimum operating lease payments	2,762
Less: imputed interest	(138)
Operating lease liabilities	$2,624

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Balance, January 1, 2019	$(474)
Reclassification adjustment for realized loss on designated derivatives	344
Designated derivatives, fair value adjustments	(88)
Balance, December 31, 2019	(218)
Reclassification adjustment for realized loss on designated derivatives	124
Designated derivatives, fair value adjustments	(306)
Noncontrolling interest	9
Balance, December 31, 2020	(391)
Reclassification adjustment for realized loss on designated derivatives	42
Designated derivatives, fair value adjustments	620
Noncontrolling interest	(9)
Balance, December 31, 2021	$262

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company had relationships with several related parties.

Relationship with C-III and RAI

As of December 31, 2021, C-III and its subsidiary, Legacy Co, collectively own approximately 8.3 million common shares. Following the Self-Management Transaction and prior to September 14, 2021, C-III and Legacy Co collectively owned approximately 7.5 million OP Common Units and 319,965 OP Preferred Units and had the right to designate one individual to be included on the board of directors of the Company. In accordance with a letter agreement between the parties, on September 14, 2021, the Company redeemed all of the 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co for $67.5 million and exchanged all of the 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of common stock of the Company. In addition, on that date, the board nominee resigned his position as a member of the board of directors of the Company. Prior to the Self-Management Transaction, C-III controlled our Former Advisor as well as the external advisors to REIT II and REIT III, as indirect subsidiaries of RAI, and owned the property management entities for the Company, REIT II and REIT III.

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

Property loss pool: The Company participated (with other properties directly or indirectly managed by RAI and C-III) in a catastrophic insurance policy, which covered claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. This policy expired on March 1, 2021 and was replaced with similar coverage in the normal course of business independent of RAI and C-III.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

General liability coverage: The Company (with other properties directly managed by RAI) had an insured and dedicated limit for the general liability of $1,000,000 per occurrence. Total claims were limited to $2.0 million per premium year. In excess of these limits, the Company participated (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence was $51.0 million for the general and excess liability program, after a $25,000 deductible per incident. This policy expired on March 1, 2021 and was replaced with similar coverage in the normal course of business independent of RAI and C-III.

Internal audit fees. Prior to the Self-Management Transaction, RAI performed internal audit services for the Company.

Directors and officers insurance: Prior to the Self-Management Transaction in September 2020, the Company participated in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries. Thereafter, until the effectiveness of the Resource REIT Mergers, the Company participated in a liability insurance program for directors and officers coverage with REIT II and REIT III.

Other expenses. The Company utilized the services of The Planning and Zoning Resource Company, a subsidiary of C-III, for zoning reports for acquisitions.

Relationship with the Former Advisor

The Company is party to an advisory agreement (the “Advisory Agreement”), pursuant to which the Former Advisor provided the Company with investment management, administrative and related services. The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on September 14, 2022. Under the Advisory Agreement, the Former Advisor received fees and was reimbursed for its expenses as set forth below. Following the Self-Management transaction, the Company is no longer externally advised and these fees are no longer being paid:

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

Following the Self-Management Transaction, REIT I, as the indirect owner of the advisor to REIT II and REIT III, received asset management fees, property management fees and debt financing fees from REIT II and REIT III until the Resource REIT Merger in January 2021.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

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

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	December 31, 2021	December 31, 2020
Due from related parties:
REIT II
Management fees	$—	$327
Operating expense reimbursements	—	1,588
	—	1,915
REIT III
Management fees	—	79
Deferred organization and offering costs reimbursements	—	769
	—	848
	$—	$2,763

Due to related parties:
C-III/RAI
Self-Management Transaction consideration	$—	$19,125
Allocation of income to preferred unit holders	—	1,120
	$—	$20,245

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Years Ended
	December 31,
	2021	2020	2019
Fees earned / expenses paid to related parties:
Former Advisor (prior to 9/8/2020):
Acquisition costs (1)	$—	$113	$—
Asset management fees (2)	—	8,517	12,498
Disposition fees (3)	—	—	453
Debt financing fees (4)	—	43	116
Overhead allocation (5)	—	2,955	3,663
Internal audit (5)	—	75	108
Manager (prior to 9/8/2020):
Property management fees (2)	$—	$4,071	$6,034
Construction management fees (1)	—	298	500
Construction payroll reimbursements (1)	—	—	97
Operating expense reimbursements (6)	—	—	184
Debt servicing fees (2)	—	1	2
REIT II (prior to 1/28/2021):
Asset management fee income	$669	$2,866	$—
Property management fee income	275	1,198	—
Debt financing fees	—	184	—
Operating expense reimbursements (5)	371	1,529	—
Internal audit (5)	8	33	—
REIT III (prior to 1/28/2021):
Asset management fee income	$164	$705	$—
Property management fee income	67	295	—
C-III/RAI:
Transition services paid to C-III (5)	$2	$182	$—
Transition services paid to the Company (5)	—	17	—
Sublease rent reimbursement (5)	—	15	—
Preferred unit distributions	3,161	1,406	—
Common OP unit distributions	1,110	—	—
ACR:
Internal audit (7)	$37	$47	$—
Sublease rent reimbursement (5)	30	44	—
Other:
The Planning & Zoning Resource Company (4)	$—	$—	$2

(1) Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.

(2) Included in Management fees on the consolidated statements of operations and comprehensive loss.

(3) Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive loss.

(4) Included in Mortgage notes payable, net on the consolidated balance sheets.

(5) Included in General and administrative costs on the consolidated statements of operations and comprehensive loss.

(6) Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.

(7) Included in Other revenue on the consolidated statements of operations and comprehensive loss.

NOTE 12 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock. As of both December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

Common Stock

As of December 31, 2021, the Company had an aggregate of 165.8 million shares of $0.01 par value common stock outstanding, including 1.1 million shares of unvested restricted shares. In accordance with the Company's distribution reinvestment plan ("DRP"), participants in the DRP acquired shares of common stock under the plan at a price equal to 95% of the current estimated value per share of common stock. Commencing on March 31, 2021, participants acquired shares of the Company's common stock under the plan at a price equal to $8.61 per share. In conjunction with the Blackstone Merger, on January 23, 2022, the Board suspended the DRP. The following table summarizes the activity (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	29,042,460	279,519
Restricted shares issued to employees	1,370,952	—
Shares issued through conversion of common OP units	7,539,738	—
Shares issued in conjunction with the Resource REIT Mergers	14,724,323	—
Total	186,287,040	$1,582,101
Shares redeemed and retired	(20,520,287)
Total shares issued and outstanding as of December 31, 2021	165,766,753

Convertible Stock

As of December 31, 2020, REIT I had 49,935 of $0.01 par value convertible stock outstanding. RAI owned 30,273 shares, affiliated persons owned 18,790 shares and outside investors owned 872 shares at December 31, 2020. The convertible stock would have converted into shares of the Company’s common stock upon the occurrence of certain events. Upon the closing of the REIT I Merger, each share of REIT I Convertible Stock were cancelled and converted into the right to receive $0.02 in cash (without interest).

As of December 31, 2021, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, of which 18,628 were owned by current and former affiliated persons and the remaining were owned by the Company. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

As of December 31, 2021, no Triggering Event had occurred.

Redemption of Securities

During the year ended December 31, 2021, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2021	136,685	$9.08
February 2021	—	—
March 2021	169,112	$9.08
April 2021	—	—
May 2021	—	—
June 2021	148,989	$9.06
July 2021	—	—
August 2021	—	—
September 2021	240,767	$9.06
October 2021	—	—
November 2021	—	—
December 2021	184,236	$9.06
	879,789

(1)
The shares redeemed in January 2021 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

Amended Share Redemption Program

On February 3, 2021, the Board of Directors of the Company ("the Board") adopted the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”) pursuant to which, subject to significant conditions and limitations of the program, stockholders of the Company could have their shares repurchased by the Company. The Amended SRP provided that redemptions would continue to be made quarterly but in an amount not to exceed proceeds from the sale of shares in the distribution reinvestment plan in the immediately preceding calendar quarter; provided that, for any quarter in which no distribution reinvestment plan proceeds were available, the funding limitation for the quarter would have been set by the Board upon ten business days’ notice to stockholders.

Additional changes to the share redemption program in the Amended SRP clarify the timing of redemption procedures. The effective date of any redemption (the “Redemption Date”) was the 15th day (or the next business day thereafter) of the last month of the calendar quarter. Redemption requests had to be received by the Company no later than the last business day of the calendar month preceding the month in which the Redemption Date falls. Payment for shares redeemed could be made no later than five business days after the Redemption Date. In addition, the Amended SRP clarified that stockholders eligible to have their shares repurchased by the Company included those who purchased their shares from REIT I or REIT III in their respective initial public offering and distribution reinvestment plans and do not include those stockholders who acquired their shares for value from another stockholder. The Amended SRP also removed any reference to the Former Advisor and its affiliates as the Company is now self-managed.

Until January 2022, the share redemption program remained partially suspended, the Company only approved requests for redemption in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility (each as described in the Amended SRP and collectively, “Special Redemptions”).

In conjunction with the Blackstone Merger Agreement, on January 23, 2022, the Board approved the suspension of the Amended SRP.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

Distributions Paid to Common Stockholders

For the year ended December 31, 2021, the Company paid aggregate distributions of $45.2 million including $34.6 million of distributions paid in cash and $10.6 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Net Cash Distributions	Distributions reinvested in shares of Common Stock	Total Aggregate Distributions
March 30, 2021	$0.07	March 31, 2021	$8,539	$2,490	$11,029
June 29, 2021	0.07	June 30, 2021	8,365	2,674	11,039
September 29, 2021	0.07	September 30, 2021	8,868	2,704	11,572
December 28, 2021	0.07	December 29, 2021	8,875	2,707	11,582
	$0.28		$34,647	$10,575	$45,222

Share-Based Compensation

On September 8, 2020, the board of directors of REIT I adopted the Resource Real Estate Opportunity REIT, Inc. 2020 Long-Term Incentive Plan (the “2020 LTIP”). At the effective time of the REIT I Merger, the Company assumed the 2020 LTIP as amended to replace all references to REIT I with the Company. The purpose of the 2020 LTIP is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward certain eligible persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2020 LTIP allows for grants to the Company’s employees, consultants, and directors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. The maximum aggregate number of shares of common stock of the Company that may be issued pursuant to awards granted under the 2020 LTIP is 3.5 million shares.

In conjunction with the Self-Management Transaction in September 2020, officers and certain employees of REIT I were granted awards of restricted stock of REIT I pursuant to the 2020 LTIP in the aggregate amount of 645,526 shares. Upon the REIT I Merger, these grants converted to 790,272 shares of the Company's common stock. The fair value of the shares granted as converted upon the REIT I Merger were estimated to be $9.08 per share. Of the awards granted, 779,102 shares of restricted stock are performance-based awards and vested 40%, or 311,641 shares, upon the completion of the REIT I Merger; and the remaining 60% will vest upon the completion of an initial public offering or a future liquidity event. The remaining 11,170 shares of restricted stock granted are time-based awards and will vest ratably over a three-year period. Dividends on the performance-based awards of restricted stock will not be paid but will be accrued over the vesting period. The accrual as of December 31, 2021 was approximately $169,000 and was included in Accounts payable and accrued expenses on the consolidated balance sheets.

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

The Company recorded compensation expense in the years ended December 31, 2021 and 2020 related to these awards of approximately $4.6 million and $11,000. Unrecognized compensation expense at December 31, 2021 was $7.9 million.

Employees were awarded 404,306 shares of three-year vesting restricted stock and the Company’s non-employee directors were awarded 42,980 shares of one-year vesting restricted stock during the year ended December 31, 2021. The following table presents the changes in unvested restricted stock for the year ended December 31, 2021:

	Performance Based Awards	Weighted Average Grant Date Fair Value	Time-Based Service Awards	Weighted Average Grant Date Fair Value	Total Awards
Unvested restricted shares, beginning of period	779,102	$9.08	11,170	$9.08	790,272
Granted	135,045	$9.08	447,286	$9.08	582,331
Forfeited	—		(1,651)		(1,651)
Vested	(311,641)		(3,722)		(315,363)
Unvested restricted shares, end of period	602,506		453,083		1,055,589

Noncontrolling Interests

Noncontrolling interests represented limited partnership interests in the Operating Partnership, or OP Units, in which the Company was the general partner. General partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership. OP Units were issued as part of the Self-Management Transaction in September 2020.

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

In accordance with the letter agreement, on September 14, 2021, the Company redeemed all of the 319,965 outstanding Series A Preferred Units collectively held by C-III and Legacy Co for $67.5 million and exchanged all of the 7,539,737.53 common units collectively held by C-III and Legacy Co for an equivalent number of shares of common stock of the Company. Due to the redemption and conversion as described in Note 3, there are no noncontrolling interests as of December 31, 2021.

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

DECEMBER 31, 2021

as soon as reasonably practicable thereafter. The Investor Rights Agreement also grants C-III and RAI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.

For the year ended December 31, 2021, noncontrolling interests were approximately 3.5% of weighted average shares outstanding prior to their conversion to common stock and/or redemption.

The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity is reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made. During the year ended December 31, 2021, the Company redeemed the OP Preferred Units and recognized a $342,000 expense in the Consolidated Statement of Operations to adjust the book value to redemption value.

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

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Interest rate caps	$—	$1,282	$—	$1,282
	$—	$1,282	$—	$1,282

December 31, 2020
Assets:
Interest rate caps	$—	$62	$—	$62
	$—	$62	$—	$62

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

The following table presents the carrying amount and estimated fair value of the Company’s mortgage notes payable-outstanding borrowings (in thousands):

	December 31, 2021		December 31, 2020
	Outstanding Balance	Estimated Fair Value	Outstanding Balance	Estimated Fair Value
Mortgage notes payable- outstanding borrowings	$1,415,321	$1,358,503	$830,950	$822,859

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

As a condition of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also serve to protect the lender.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 18 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2021, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR and one loan indexed to SOFR, associated with an existing variable-rate loan agreement.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional approximately $144,000 will be reclassified as an increase to interest expense. During the year ended December 31, 2021, the Company repaid or refinanced 16 loans for which the associated interest rate caps remain as assets but no longer qualify as effective cash flow hedges with a fair value as of December 31, 2021 of approximately $280,000.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded expenses of approximately $42,000, $124,000 and $344,000, respectively, due to amortization of premiums paid for interest rate caps.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2021 and 2020 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
December 31, 2021	Interest rate caps	18	$626,623	January 1, 2022 through February 1, 2026
December 31, 2020	Interest rate caps	22	$677,238	May 1, 2021 through January 1, 2025

Tabular Disclosure of Fair Value of Derivative Instrument on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

Asset Derivatives				Liabilities Derivatives
December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$1,282	Prepaid expenses and other assets	$62	—	$—	—	$—

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On June 17, 2021, stockholders Karl R. Wilber and Julia M. Wilber, as co-trustees of the Karl R. and Julia M. Wilber Revocable Trust dtd 2/18/2002 (“Wilber Trust”), sent a letter to Alan F. Feldman alleging breaches of fiduciary duty by the directors of the Company’s predecessor entities arising from the Self-Management Transaction and Resource REIT Mergers and demanding that the board of directors of the Company (the “Board”) take action to remedy such breaches (the “Demand Letter”). On August 3, 2021, the Board formed a special committee to investigate the allegations in the Demand Letter. The special committee engaged independent counsel and conducted a full investigation and, on January 25, 2022, communicated to Wilber Trust its conclusion that the claims in the Demand Letter had no merit and would not be pursued by the Company. On February 7, 2022, the Wilber Trust filed a class action complaint in the Circuit Court for Baltimore City, Maryland (Karl R. Wilber et al. v. Alan F. Feldman et al., Case No. 24-C-22-000531) against the Board, the Company, C-III, and RRE Legacy. The complaint alleges, among other things, that (a) the former REIT II directors breached their fiduciary duties by approving the REIT I Merger given that the Self-Management Transaction provided inadequate value to both REIT I and REIT II, thus diluting the stock value of the purported class; (b) the current Board failed to consider the value of the claims in the Demand Letter when negotiating the proposed transaction with BREIT; and (c) C-III and the sponsor were unjustly enriched by the Self-Management Transaction. Wilber Trust seeks an unspecified award of compensatory damages and invalidation of the stock consideration paid to C-III and the sponsor in the Self-Management Transaction. Defendants’ response is due on April 15, 2022. The Company intends to vigorously defend against the complaint. Based on the early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

NOTE 16 – BENEFIT PLAN

Following the Self-Management Transaction in September 2020, the Company sponsors a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. The Company currently matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Employer matching contributions vest immediately upon contribution to the plan. The Company recognized approximately $272,000 and $36,000, respectively, of expense for the year ended December 31, 2021 and 2020 for employer matching contributions.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2021

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except for the following:

On January 20, 2022, the Company sold The Bryant at Yorba Linda in Yorba Linda, California for $205.5 million. The Company expects to recognize a gain on the sale during the quarter ending March 31, 2022.

On January 20, 2022, the Company sold Maxwell Townhomes in San Antonio, Texas for $48.0 million. The Company expects to recognize a gain on the sale during the quarter ending March 31, 2022.

On January 23, 2022, the Company entered into the Blackstone Merger Agreement. In addition, the Company's board of directors suspended the share redemption program and the distribution reinvestment plan offering.

On January 28, 2022, the Company repaid in the full the loans secured by Skyview, Courtney Meadows, Indigo Creek, and Meridian Pointe.

On March 22, 2022, the Company sold Sunset Ridge in San Antonio, Texas for $60.8 million. The Company expects to recognize a gain on the sale during the quarter ending March 31, 2022.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

Property Name	Location	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
Iroquois	Philadelphia, PA	$—	$11,076	$6,578	$17,654	$(6,932)	1961	6/17/2011
Cannery	Dayton, OH	—	8,273	2,468	10,741	(4,570)	1838	5/13/2011
Trailpoint at the Woodlands	Houston, TX	—	26,496	5,056	31,552	(11,524)	1981	6/24/2013
The Westside	Plano, TX	38,805	31,001	8,556	39,557	(13,292)	1984	7/25/2013
Verona	Littleton, CO	41,275	23,321	11,275	34,596	(11,066)	1985	9/30/2013
Skyview	Westminster, CO	27,750	29,509	4,425	33,934	(10,102)	1985	9/30/2013
Maxwell Townhomes	San Antonio, TX	—	21,831	7,148	28,979	(11,672)	1982	12/16/2013
Meridian Pointe	Burnsville, MN	37,414	32,142	6,644	38,786	(13,377)	1988	12/20/2013
Estates at Johns Creek	Alpharetta, GA	65,650	69,111	10,796	79,907	(27,263)	1999	3/28/2014
Perimeter Circle	Atlanta, GA	26,115	28,911	3,944	32,855	(10,556)	1995	5/19/2014
Perimeter 5550	Atlanta, GA	—	21,796	3,732	25,528	(8,326)	1995	5/19/2014
Aston at Cinco Ranch	Katy, TX	—	31,385	3,717	35,102	(10,843)	2000	6/26/2014
Sunset Ridge	San Antonio, TX	28,600	34,554	7,266	41,820	(12,346)	1949	9/4/2014
Calloway at Las Colinas	Irving, TX	51,935	47,075	12,141	59,216	(18,178)	1984	9/29/2014
South Lamar Village	Austin, TX	23,140	23,370	5,888	29,258	(9,331)	1981	2/26/2015
Heritage Pointe	Gilbert, AZ	60,760	35,070	8,898	43,968	(13,613)	1986	3/19/2015
The Bryant at Yorba Linda	Orange County, CA	74,367	116,036	14,519	130,555	(27,148)	1986	6/1/2015
Point Bonita	Chula Vista, CA	24,776	50,365	7,329	57,694	(12,402)	1988	6/15/2015
Providence in the Park	Arlington, TX	55,250	61,490	4,702	66,192	(14,064)	1997	12/22/2016
Green Trails	Lisle, IL	58,125	77,128	2,732	79,860	(12,996)	1988	5/31/2017
Terraces at Lake Mary	Lake Mary, FL	30,596	43,132	2,208	45,340	(7,699)	1998	8/31/2017
Courtney Meadows	Jacksonville, FL	25,865	40,508	2,090	42,598	(6,524)	2001	12/20/2017
Addison at Sandy Spring	Sandy Springs, GA	21,855	33,260	3,348	36,608	(5,737)	1986	4/17/2018
Bristol Grapevine	Grapevine, TX	32,443	43,626	4,452	48,078	(7,796)	1978	4/25/2018
Uptown Buckhead	Atlanta, GA	25,740	42,028	245	42,273	(1,278)	1989	1/28/2021
Crosstown at Chapel Hill	Chapel Hill, NC	42,212	76,180	843	77,023	(3,013)	1990	1/28/2021
The Adairs	Dallas, TX	37,115	54,696	358	55,054	(1,794)	1979	1/28/2021
1000 Spalding	Atlanta, GA	35,035	52,867	290	53,157	(1,658)	1995	1/28/2021
Montclair	Portland, OR	30,420	49,510	393	49,903	(1,535)	2004	1/28/2021
Grand Reserve	Naperville, IL	47,845	82,389	307	82,696	(3,233)	1991	1/28/2021
Verdant	Boulder, CO	47,146	76,848	174	77,022	(2,439)	1997	1/28/2021
Arcadia	Centennial, CO	56,810	88,800	498	89,298	(2,758)	1984	1/28/2021
Ravina	Austin, TX	24,740	84,400	243	84,643	(2,994)	2001	1/28/2021
81 Fifty at West Hills	Portland, OR	58,500	95,088	488	95,576	(2,966)	1985	1/28/2021
The Palmer at Las Colinas	Irving, TX	58,515	86,703	1,032	87,735	(2,804)	1991	1/28/2021
Windbrooke	Buffalo Grove, IL	—	52,819	296	53,115	(1,810)	1986	1/28/2021
Woods of Burnsville	Burnsville, MN	35,977	68,563	430	68,993	(2,269)	1984	1/28/2021
Indigo Creek	Glensdale, AZ	38,472	75,290	327	75,617	(2,536)	1998	1/28/2021
Martin's Point	Lombard, IL	28,531	43,188	248	43,436	(1,505)	1989	1/28/2021
Bay Club	Jacksonville, FL	—	34,713	250	34,963	(1,136)	1990	1/28/2021
Tramore Village	Austell, GA	32,090	51,788	164	51,952	(1,734)	1999	1/28/2021
Matthews Reserve	Matthews, NC	23,758	41,071	379	41,450	(1,394)	1998	1/28/2021
Winthrop West	Riverview, FL	21,704	33,790	320	34,110	(1,331)	1990	1/28/2021
Wimbledon Oaks	Arlington, TX	18,410	29,023	200	29,223	(999)	1986	1/28/2021
The Summit	Alexandria, VA	27,580	37,748	251	37,999	(852)	1976	1/28/2021
		$1,415,321	$2,197,968	$157,650	$2,355,618	$(329,395)

(Back to Index)

RESOURCE REIT, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

DECEMBER 31, 2021

	Years Ended December 31,
	2021	2020	2019
Investments in real estate:
Balance at beginning of the year	$1,173,930	$1,163,727	$1,212,720
Resource REIT Mergers	1,296,686	—	—
Improvements, etc.	28,424	11,297	14,423
Dispositions during the year	(143,422)	(1,094)	(63,416)
Balance at end of year	$2,355,618	$1,173,930	$1,163,727

Accumulated Depreciation:
Balance at beginning of year	$(275,955)	$(225,583)	$(194,777)
Sales	32,221	—	22,075
Depreciation	(88,394)	(51,411)	(53,802)
Disposals	2,733	1,039	921
Balance at end of year	$(329,395)	$(275,955)	$(225,583)

(Back to Index)