Form 10-Q
period 2022-03-31
Resource REIT, Inc.
filed 2022-05-12
CIK 1559484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, there were 166,259,239 shares of common stock of Resource REIT, Inc., $0.01 par value per share, outstanding.

(Back to Index)

RESOURCE REIT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Factors that could cause actual results to differ materially from these expectations include, but are not limited to, the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, the personal financial condition of our tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. In addition, on January 23, 2022, we entered an agreement and plan of merger with Rapids Parent LLC and Rapids Merger Sub LLC, which are affiliates of Blackstone Real Estate Income Trust, Inc. (“BREIT”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Rapids Merger Sub LLC, with Rapids Merger Sub LLC surviving the merger. We can provide no assurances as to the timing of the transaction or whether it will close at all. In addition, the pendency of the merger may adversely affect our business, results of operations and financial condition. Actual results may differ materially from those contemplated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Investments:
Rental properties, net	$1,860,039	$1,876,047
Assets held for sale - rental properties	—	150,176
Total investments	1,860,039	2,026,223
Cash	157,325	112,838
Restricted cash	8,670	10,420
Subtotal- cash and restricted cash	165,995	123,258
Tenant receivables, net of allowance of $1,594 and $1,621, respectively	1,049	1,121
Prepaid expenses and other assets	18,438	12,143
Goodwill	154,531	154,531
Total assets	$2,200,052	$2,317,276
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,150,888	$1,408,851
Accounts payable and accrued expenses	20,086	22,664
Accrued real estate taxes	11,778	10,960
Tenant prepayments	1,912	2,231
Security deposits	4,615	4,975
Total liabilities	$1,189,279	$1,449,681
Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01; 1,000,000,000 shares authorized; 166,259,239 and 165,766,753 shares issued and outstanding (including 1,439,923 and 1,055,589 of unvested restricted shares, respectively)	1,663	1,658
Convertible stock; par value $.01; 50,000 shares authorized; 50,000 shares issued and outstanding	1	1
Additional paid-in capital	1,328,467	1,328,378
Accumulated other comprehensive income	2,983	262
Accumulated deficit	(322,341)	(462,704)
Total stockholders' equity	1,010,773	867,595
Total liabilities and equity	$2,200,052	$2,317,276

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental income	$60,431	$53,400
Property management fee income - related parties	—	342
Asset management fee income - related parties	—	833
Other revenue	—	37
Total revenues	60,431	54,612
Expenses:
Property operating expenses	14,582	14,811
Real estate taxes	7,511	7,225
Property management fees - third party	1,577	1,642
Transaction costs	5,013	—
Casualty loss	166	300
General and administrative- Property related	1,245	1,262
General and administrative- Corporate	10,237	7,834
Loss on disposal of assets	170	110
Depreciation and amortization expense	21,081	23,103
Total expenses	61,582	56,287
Loss before net gains on dispositions	(1,151)	(1,675)
Net gains on dispositions of properties	161,777	—
Income (loss) before other expenses	160,626	(1,675)
Other income (expense):
Interest expense	(11,724)	(14,532)
Interest income	—	15
Gain on settlement of derivative	1,614	—
Insurance proceeds in excess of cost basis	1,487	18
Total other expense	(8,623)	(14,499)
Income (loss) before income taxes	152,003	(16,174)
Provision for income taxes	—	(203)
Net income (loss)	$152,003	$(16,377)
Preferred return to preferred OP unit holders	—	(1,120)
Net income (loss) after preferred return	152,003	(17,497)
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	—	59
Less: Net loss attributable to noncontrolling interest	—	865
Net income (loss) attributable to common stockholders	$152,003	$(16,573)

Weighted average common shares outstanding- basic	164,763	135,252
Weighted average common shares outstanding- diluted	165,102	135,252

Net income (loss) per common share- BASIC	$0.92	$(0.12)
Net income (loss) per common share- DILUTED	$0.92	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$152,003	$(16,377)
Other comprehensive income:
Reclassification adjustment for realized loss on designated derivatives	317	45
Designated derivatives, fair value adjustments	2,404	372
Total comprehensive income (loss)	154,724	(15,960)
Preferred return to preferred OP unit holders	—	(1,120)
Total comprehensive income (loss) after preferred return to preferred OP unit holders	154,724	(17,080)
Net loss attributable to noncontrolling interest	—	865
Allocation of income to preferred unit holders attributable to noncontrolling interest	—	59
Total other comprehensive income attributable to noncontrolling interest	—	(22)
Comprehensive loss attributable to noncontrolling interest	—	902
Comprehensive income (loss) attributable to common stockholders	$154,724	$(16,178)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	165,767	$1,658	50	$500	$1,328,378	$262	$(462,704)	$867,595
Stock-based compensation	—	—	—	—	900	—	—	900
Issuance of restricted stock	547	5	—	—	(5)	—	—	—
Distributions declared	—	—	—	—	—	—	(11,640)	(11,640)
Common stock redemptions	(55)	—	—	—	(806)	—	—	(806)
Other comprehensive income	—	—	—	—	—	2,721	—	2,721
Net income	—	—	—	—	—	—	152,003	152,003
Balance at March 31, 2022	166,259	$1,663	50	$500	$1,328,467	$2,983	$(322,341)	$1,010,773

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	86,076	$861	50	$1	$618,074	$(391)	$(469,736)	$148,809	$127,811	$276,620
Resource REIT Merger	71,222	712	—	—	644,563	—	—	645,275	—	645,275
Common stock issued through the distribution reinvestment plan	289	3	—	—	2,487	—	—	2,490	—	2,490
Issuance of restricted stock	568	5	—	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,022	—	—	3,022	—	3,022
Distributions declared	—	—	—	—	—	—	(11,029)	(11,029)	(555)	(11,584)
Common stock redemptions	(306)	(3)	—	—	(2,774)	—	—	(2,777)	—	(2,777)
Preferred return to preferred OP unit holders	—	—	—	—	—	—	(1,061)	(1,061)	(59)	(1,120)
Other comprehensive income	—	—	—	—	—	395	—	395	22	417
Net loss	—	—	—	—	—	—	(15,512)	(15,512)	(865)	(16,377)
Balance at March 31, 2021	157,849	$1,578	50	$1	$1,265,367	$4	$(497,338)	$769,612	$126,354	$895,966

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$152,003	$(16,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	170	110
Casualty losses, net of insurance proceeds received	342	—
Net gain on disposition of property	(161,777)	—
Gain on settlement of derivative	(1,614)	—
Loss on extinguishment of debt	1,156	1,462
Depreciation and amortization	21,081	23,103
Amortization of deferred financing costs	347	1,053
Amortization of debt premium (discount)	123	522
Realized loss on change in fair value of interest rate cap	63	45
Stock-based compensation	900	3,022
Changes in operating assets and liabilities:
Tenant receivables, net	72	(156)
Prepaid expenses and other assets	2,489	481
Due to/from related parties, net	—	1,106
Accounts payable and accrued expenses	(2,290)	(1,444)
Tenant prepayments	(269)	(966)
Security deposits	77	140
Net cash provided by operating activities	12,873	12,101
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	200,636	—
Cash acquired in connection with the Resource REIT Merger, net of acquisition costs	—	76,858
Capital expenditures	(3,713)	(2,165)
Payment of consideration related to Self-Management Transaction	—	(15,375)
Net cash provided by investing activities	196,923	59,318
Cash flows from financing activities:
Redemptions of common and convertible stock	(806)	(2,777)
Payment of deferred financing costs	—	(4,340)
Borrowings on mortgages	—	33,202
Principal repayments on mortgages	(156,619)	(3,366)
Proceeds from settlement of interest rate caps	2,006	—
Purchase of interest rate caps	—	(116)
Distributions paid on common stock	(11,640)	(9,067)
Distributions paid to preferred OP unit holders	—	(1,120)
Net cash (used in) provided by financing activities	(167,059)	12,416
Net increase in cash and restricted cash	42,737	83,835
Cash and restricted cash at beginning of period	123,258	84,784
Cash and restricted cash at end of period	$165,995	$168,619
Reconciliation of cash and restricted cash
Cash	$157,325	$147,078
Restricted cash	8,670	21,541
Cash and restricted cash at end of period	$165,995	$168,619

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource REIT, Inc., (the "Company" or "REIT II") was organized in Maryland on September 28, 2012. The Company launched an initial public offering in February 2014, the primary portion of which terminated in February 2016. Substantially all of the business of the Company is conducted through RRE Opportunity OP II, LP (“OP II” or the “Operating Partnership”) in which Resource REIT, Inc. is the sole general partner.

The Company's objective is to make investments in apartment communities to provide investors with growing cash flow and increasing asset values. The Company has acquired and may continue to acquire underperforming apartments which it has or will renovate and stabilize in order to increase rents.

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

On September 8, 2020, the Company entered into merger agreements to acquire each of Resource Real Estate Opportunity REIT, Inc. ("REIT I") and Resource Apartment REIT III, Inc. (“REIT III”) in stock-for-stock transactions whereby each of REIT I and REIT III were to be merged into one of the Company's wholly owned subsidiaries. The REIT I Merger and the REIT III Merger are referred to collectively herein as the Resource REIT Mergers. Each of the Resource REIT Mergers was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. The Resource REIT Mergers became effective as of January 28, 2021.

On September 8, 2020, REIT I, entered into a series of transactions to become self-managed (the “Self-Management Transaction”), and succeeded to the advisory, asset management and property management arrangements in place for the Company.

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

The Company expects the closing of the Blackstone Merger to occur on May 19, 2022, subject to the satisfaction of certain customary closing conditions, including, among others, approval of the Blackstone Merger by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock entitled to cast a vote on the Blackstone Merger (the “Stockholder Approval”). The Company will hold a special meeting on May 16, 2022 for the purpose of obtaining

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

the Stockholder Approval. In addition, the holders of at least two-thirds of the outstanding shares of the Company’s convertible stock entitled to vote on the Blackstone Merger have approved the Blackstone Merger by written consent in accordance with Maryland law and the Company's charter and bylaws.

As of March 31, 2022, approximately 166.3 million shares of common stock, including shares issued through the distribution reinvestment plan, remain outstanding.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 may not necessarily be indicative of the results of operations for the full year ending December 31, 2022. The Company has adopted a fiscal year ending December 31.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2022.

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

Concentration of Risk

As of March 31, 2022, the Company's real estate investments in Texas, Georgia, Illinois, and Colorado represented 25%, 14%, 13%, and 11%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

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

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 addresses the complexity of guidance for certain financial (convertible) instruments with characteristics of liabilities and equity. ASU No. 2020-06 was effective for the Company January 1, 2022 and it had no effect on its consolidated financial statements and disclosures.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2022, the Company had no rental properties included in assets held for sale. As of December 31, 2021, the Company had three rental properties included in assets held for sale.

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

MARCH 31, 2022

(unaudited)

fair value of the property for properties to be held and used. For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.

There were no indications of impairment or impairment losses recorded on long-lived assets during the three months ended March 31, 2022 and 2021.

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

MARCH 31, 2022

(unaudited)

The determination of the fair value of assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three months ended March 31, 2022 and 2021.

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease, which is accounted for in accordance with ASC 842, Leases (“ASC 842”).

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $100.4 million for the remainder of 2022 and $15.2 million for the twelve months ending December 31, 2023. The future minimum rental payments to be received from noncancelable operating leases for both commercial rental properties and antenna rentals are approximately $320,000 for the remainder of 2022 and approximately $389,000, $336,000, $253,000, and $184,000 for the years ending December 31, 2023 through December 31, 2026, respectively, and $1.1 million thereafter.

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

The Company has revenue sharing arrangements for cable income from contracts with cable providers at the Company’s properties. Included in accounts payable and accrued expenses on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 is a contract liability related to deferred revenue from contracts with cable providers of approximately $1.5 million and $1.7 million, respectively. The Company recognizes income on a straight-line basis over the contract period of 10 years to 12 years. During the three months ended March 31, 2022 and 2021, approximately $55,000 and $57,000, respectively, of revenue from the contract liability was recognized as income.

Following the Self-Management Transaction through the effective date of the Resource REIT Mergers on January 28, 2021, REIT I received asset management and property management fees from REIT II and REIT III. The monthly asset management fee was equal to one-twelfth of 1.0% of the cost of each asset held by REIT II and one-twelfth of 1.0% of the appraised value of each asset held by REIT III, without deduction for depreciation, bad debts or other non-cash reserves. The monthly property management fee was calculated based on 4.5% of the gross monthly receipts from REIT II's and REIT III’s properties. The Company recognized revenue for both asset and property management fees as earned on a monthly basis. The Company had determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for asset and property management services are satisfied as the services are rendered. The Company was compensated for its services on a monthly basis and these services represent a series of distinct daily services in accordance with ASC 606. As a result of the Resource REIT Mergers, these fees are no longer being paid.

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

MARCH 31, 2022

(unaudited)

the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. If collectability is not probable, the Company adjusts rental income for the amount of the uncollectible revenue.

Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels. As of both March 31, 2022 and December 31, 2021, the Company recorded $1.6 million allowance for bad debts to appropriately reflect management’s estimate for uncollectible accounts. The total adjustment to rental and other property income for the three months ended March 31, 2022 and 2021 was approximately $300,000 and $700,000, respectively, for provision for bad debt expense, net of recoveries. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations. The age of the receivables included in the allowance balance as of March 31, 2022 was: 11.6% less than 30 days past due, 10.5% 31-60 days past due, 15.0% 61-90 days past due and 62.9% over 90 days past due.

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of both March 31, 2022 and December 31, 2021, the Company treated one of its subsidiaries as a TRS.

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

MARCH 31, 2022

(unaudited)

financial statements and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next 12 months.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2017 and prior.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2022	2021
Numerator for earnings per share:
Net income (loss)	$152,003	$(16,377)
Preferred return to preferred OP unit holders	—	(1,120)
Net income (loss) after preferred return	152,003	(17,497)
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	—	59
Less: Net loss attributable to noncontrolling interest	—	865
Net income (loss) attributable to common stockholders	$152,003	$(16,573)

Denominator for earnings per share:
Weighted average common shares outstanding	164,763	135,252
Denominator for basic earnings per share	164,763	135,252
Weighted average unvested restricted stock	339	—
Denominator for diluted earnings per share	165,102	135,252

Earnings (loss) per weighted average common share:
Basic	$0.92	$(0.12)
Diluted	$0.92	$(0.12)

None of the shares of convertible stock (see Note 10) or 467,461 unvested performance awards are included in the diluted earnings per share calculations, because the necessary conditions for conversion have not been satisfied as of March 31, 2022 (were such date to represent the end of the contingency period). Additionally, due to loss for the three months ended March 31, 2021, the calculation of diluted earnings per share excludes 4,583 unvested restricted shares as their effect would be antidilutive.

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

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$—	$2,490
Repayments on borrowings through refinancing	—	461,968
Accruals for construction in progress	1,835	1,089
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	102,877	—
Non-cash activity related to Resource REIT Merger:
Net assets acquired in REIT II Merger in exchange for common shares	$—	$543,840
Net assets acquired in REIT III Merger in exchange for common shares	—	101,435
Implied REIT I common stock issued in exchange for net assets acquired in Resource REIT Merger	—	645,275
Cash paid during the period for:
Interest	$10,456	$9,589

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, debt service, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	March 31, 2022	December 31, 2021
Real estate taxes	$5,400	$6,879
Insurance	1,353	1,486
Debt service reserve	135	157
Capital improvements	1,782	1,898
Total	$8,670	$10,420

NOTE 5 - INVESTMENTS IN REAL ESTATE

As of March 31, 2022, the Company's investments in rental properties consisted of 42 apartment properties that contain 12,667 units. The following table summarizes the Company's investments in rental properties (in thousands):

	March 31, 2022	December 31, 2021
Land	$293,491	$293,492
Building and improvements	1,806,685	1,799,028
Furniture, fixtures and equipment	55,845	53,438
Construction in progress	2,910	8,318
	2,158,931	2,154,276
Less: accumulated depreciation	(298,892)	(278,229)
Rental properties, net	$1,860,039	$1,876,047

Depreciation expense for the three months ended March 31, 2022 and 2021 was $21.1 million and $20.2 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

The Company disposed of three properties during the three months ended March 31, 2022. There were no dispositions during the three months ended March 31, 2021. The following table presents details of the Company's disposition activity during the three months ended March 31, 2022 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition of Property	Revenue Attributable to Properties Sold	Net Income (Loss) Attributable to Properties Sold
The Bryant at Yorba Linda	Yorba Linda, CA	January 20, 2022	$205,500	$100,629	$708	$(148)
Maxwell Townhomes	San Antonio, TX	January 20, 2022	48,000	30,318	474	660
Sunset Ridge	San Antonio, TX	March 22, 2022	60,750	30,830	1,156	(286)
				$161,777	$2,338	$226

NOTE 6 - DEBT

The following table presents a summary of the Company's debt (in thousands):

			Weighted Average Maturity in Years at
	March 31, 2022	December 31, 2021	March 31, 2022
Mortgage notes payable, net - variable rate	$374,955	$607,711	3.50
Mortgage notes payable, net - fixed rate	775,933	801,140	6.24
Total mortgage notes payable, net	$1,150,888	$1,408,851	5.34
Revolving credit facility	$—	$—	—

Weighted average interest rate on mortgages - variable	2.28%	2.05%
Weighted average interest rate on mortgages - fixed	2.93%	2.96%
Weighted average interest rate on revolving credit facility	—	—
Weighted average interest rate on total debt	2.72%	2.56%

The following table presents the Company's annual future principal payments on outstanding borrowings as of March 31, 2022 (in thousands):

Remainder 2022	$7,432
2023	35,393
2024	152,284
2025	164,938
2026	67,979
2027	188,491
Thereafter	539,308
$1,155,825

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

MARCH 31, 2022

(unaudited)

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

Additional information about the initial advance on the Facility, which is included in Mortgage notes payable, net on the Consolidated Balance Sheet as of March 31, 2022, is as follows (in thousands):

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

MARCH 31, 2022

(unaudited)

of the facility. A default rate will apply on all obligations in the event of default under the Credit Facility at 2.0% above the otherwise applicable rate.

The Company is also subject to certain financial covenants, including (i) the ratio of the Company’s consolidated indebtedness to total asset value not to exceed 65% as of the last day of each of the first six fiscal quarters ending after May 20, 2021 and 60% as of the last day of each fiscal quarter thereafter; (ii) consolidated secured recourse indebtedness other than the Credit Facility not to exceed 5% of total asset value; (iii) consolidated fixed charge coverage ratio not less than 1.35x to 1.00x as of the last day of each of the first four fiscal quarters ending after May 20, 2021 and 1.50x to 1.00x as of the last day of each fiscal quarter thereafter; and (iv) tangible net worth not less $678.8 million, plus 75% of the net proceeds of any future equity issuances by the Company or any of its consolidated subsidiaries. The Company is in compliance with each of the applicable financial covenants as of March 31, 2022.

There were no borrowings under the Credit Facility during the three months ended March 31, 2022. As of March 31, 2022, availability under the Credit Facility was $100.0 million and was secured by six apartment communities: Vista Apartment Homes, Cannery Lofts, Aston at Cinco Ranch, Bay Club, Windbrooke and Perimeter 5550. The Company has $1.1 million of deferred finance costs for the Credit Facility which is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheet as of March 31, 2022, which is amortized over the term of the Credit Facility. During three months ended March 31, 2022 and 2021, approximately $93,000 and $0, respectively, of amortization of deferred financing costs related to the Credit Facility were included in interest expense. Accumulated amortization of deferred financing costs related to the Credit Facility as of March 31, 2022 was approximately $324,000 and the net book value of deferred financing costs related to the Credit Facility as of March 31, 2022 was approximately $798,000.

Other

Mortgage notes payable assumed as part of both the Resource REIT Mergers and the acquisitions of Point Bonita Apartment Homes were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. The net premium or discount included in the consolidated balance sheets as of March 31, 2022 was approximately $39,000. For three months ended March 31, 2022 and 2021 interest expense increased by approximately $123,000 and $522,000, respectively, for the amortization of the premium or discount.

As of March 31, 2022, the Company owned 30 apartment communities that served as collateral for mortgages payable. All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts under mortgage notes, other than the notes with respect to the Credit Facility, by executing a guarantee with respect to the properties. In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents. The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. As of March 31, 2022, the Company believes that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended March 31, 2022 and 2021, $1.4 million and $2.5 million, respectively, of amortization of deferred financing costs related to mortgages payable was included in interest expense. Accumulated amortization of deferred financing costs related to mortgages payable as of March 31, 2022 and December 31, 2021 was $2.4 million and $4.6 million, respectively and the net book value of deferred financing costs as of March 31, 2022 and December 31, 2021 related to mortgage notes payable was $4.9 million and $6.3 million, respectively.

During the three months ended March 31, 2022, the Company repaid four mortgage notes payable (Skyview, Meridian Pointe, Courtney Meadows and Indigo Creek) and paid approximately $1.3 million in prepayment penalties, included in Interest Expense on the Consolidated Statements of Operations.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

NOTE 7 - LEASES

As the lessee, the Company’s operating leases primarily consist of office leases, a parking lot lease and office equipment leases. These operating leases have remaining terms ranging from less than one year to six years. Some of the leases include options to extend the lease for up to an additional five years. Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability. As of March 31, 2022, the payments due under the contractually-obligated portion of these leases totaled $2.6 million. The market rate is used for leases, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate based on the information available at commencement date is used. As of March 31, 2022, the weighted average remaining lease term was 4.45 years and the weighted average discount rate was 2.21% for the Company’s operating leases. As of March 31, 2022, the Company included approximately $2.5 million in its consolidated balance sheet for operating lease right-of-use operating lease assets.

The Company’s lease expense related to the parking lot lease for both the three months ended March 31, 2022 and 2021 was approximately $9,000, which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the three months ended March 31, 2022 and 2021 was approximately $140,500 and $161,800, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five periods ending December 31, and thereafter (in thousands):

Remainder of 2022	$439
2023	572
2024	573
2025	586
2026	448
Thereafter	—
$2,618

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in each component of the Company's accumulated other comprehensive income for the three months ended March 31, 2022 and 2021 (in thousands):

Balance, January 1, 2022	$262
Reclassification adjustment for realized loss on designated derivatives	317
Designated derivatives, fair value adjustments	2,404
Balance, March 31, 2022	$2,983

Balance, January 1, 2021	$(391)
Reclassification adjustment for realized loss on designated derivatives	45
Designated derivatives, fair value adjustments	372
Balance before noncontrolling interest	$26
Noncontrolling interest	(22)
Balance, March 31, 2021	$4

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

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

Directors and officers liability insurance. Prior to the Self-Management Transaction in September 2020, the Company participated in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries. Thereafter, until the effectiveness of the Resource REIT Merger, the Company participated in a liability insurance program for directors and officers coverage with REIT II and REIT III.

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

MARCH 31, 2022

(unaudited)

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

MARCH 31, 2022

(unaudited)

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

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended March 31,
	2022	2021
Fees earned / expenses paid to related parties:
REIT II (prior to 1/28/2021):
Asset management fee income	$—	$669
Property management fee income	—	275
Operating expense reimbursements (1)	—	371
Internal audit (3)	—	8
REIT III (prior to 1/28/2021):
Asset management fee income	$—	$164
Property management fee income	—	67
C-III/RAI:
Transition services paid to C-III(1)	$—	$2
Preferred unit distributions	—	1,120
ACR
Internal audit	$—	$37
Sublease rent reimbursement (1)	—	30

(1) Included in General and administrative on the consolidated statements of operations.

NOTE 10 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

Common Stock

As of March 31, 2022, the Company had an aggregate 166.3 million shares of its $0.01 par value common stock outstanding including 1.4 million of unvested restricted shares. In accordance with the Company’s distribution reinvestment plan (“DRP”), participants in the DRP acquire shares of common stock under the plan at a price equal to 95% of the current estimated value per share of common stock. Commencing on March 31, 2021, participants acquired shares of the Company’s common stock under the plan at a price equal to $8.61 per share. The following table summarizes the activity (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	29,042,460	279,519
Restricted shares issued to employees	1,918,126	—
Shares issued through conversion of common OP units	7,539,738	—
Shares issued in connection with the Resource REIT Merger	14,724,323	—
Total	186,834,214	$1,582,101
Shares redeemed and retired	(20,574,975)
Total shares issued and outstanding as of March 31, 2022	166,259,239

On January 23, 2022, the Company's board of directors approved an estimated value per share of its common stock of $14.75 based on the Common Stock Consideration provided for in the Blackstone Merger Agreement. As of the date of this filing, the Company is not aware of a material change in the value of its investments that would impact the overall estimated value per share. The Company is providing this estimated value per share to assist broker-dealers that participated in its public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.

Convertible Stock

As of March 31, 2022, the Company had 50,000 shares of $0.01 par value convertible stock outstanding which were owned by the Company and affiliated and formerly affiliated persons. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 7% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 7% return threshold.

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

MARCH 31, 2022

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

As of March 31, 2022, no Triggering Event has occurred. The consummation of the Blackstone Merger will result in a triggering event, and the Blackstone Merger Agreement accordingly provides that, at the Effective Time, each outstanding share of convertible stock (other than convertible stock held by the Company or any of its subsidiaries or by Parent or Rapids Merger Sub), including shares held by our directors and executive officers, will be automatically cancelled and converted into the right to receive an amount in cash equal to the convertible stock merger consideration of $1,846.76 per share, less any applicable withholding taxes. Such convertible stock merger consideration represents the amount of consideration that would have been received by the holder thereof had such share of convertible stock been converted into shares of our common stock under the terms of our charter immediately prior to the Effective Time.

Redemption of Securities

In connection with the Blackstone Merger Agreement, on January 23, 2022, the Board approved the suspension of the Amended Share Repurchase Program. Shares redeemed during the three months ended March 31, 2022 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2022	—	—
February 2022	54,689	$14.75
March 2022	—	—
54,689

Distributions Paid to Common Stockholders

For the three months ended March 31, 2022, the Company paid common stockholders aggregate distributions of $11.6 million paid in cash as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Net Cash Distribution
March 30, 2022	$0.07	March 31, 2022	$11,640

Share-Based Compensation

On January 4, 2022, the Compensation Committee (the “Committee”) of the Board of the Company approved performance-based long-term equity incentive awards pursuant to the 2020 LTIP.

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

Dividends on the performance-based awards of restricted stock will not be paid but will be accrued over the vesting period. The accrual as of March 31, 2022 was approximately $220,000 and was included in Accounts payable and accrued expenses on the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

Employees were awarded 384,236 shares of three-year vesting restricted stock and the Company’s non-employee directors were awarded 28,696 shares of one-year vesting restricted stock during the three months ended March 31, 2022. The following table presents the changes in unvested restricted stock for the three months ended March 31, 2022:

	Performance Based Awards	Weighted Average Grant Date Fair Value	Time-Based Service Awards	Weighted Average Grant Date Fair Value	Total Awards
Unvested restricted shares, beginning of period	602,506		453,083		1,055,589
Granted	135,345	$14.75	412,932	$14.75	548,277
Forfeited	-		(1,103)		(1,103)
Vested	-		(162,840)		(162,840)
Unvested restricted shares, end of period	737,851		702,072		1,439,923

The Company recorded approximately $900,000 of compensation expense in the three months ended March 31, 2022. Unrecognized compensation expense as of March 31, 2022 was $14.8 million.

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

MARCH 31, 2022

(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Interest rate caps	$—	$3,548	$—	$3,548
	$—	$3,548	$—	$3,548
December 31, 2021
Assets:
Interest rate caps	$—	$1,282	$—	$1,282
	$—	$1,282	$—	$1,282

The following table presents the carrying amount and estimated fair value of the Company’s mortgage notes payable-outstanding borrowings (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$1,155,825	$1,056,022	$1,415,321	$1,358,503

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 11 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2022, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR and one loan indexed to SOFR, associated with existing variable-rate loan agreements.

(Back to Index)

(Back to Index)

RESOURCE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

MARCH 31, 2022

(unaudited)

During the three months ended March 31, 2022, the Company settled 17 interest rate caps that were no longer associated with outstanding mortgages for $2.0 million and recognized a gain on settlement of $1.6 million.

During the three months ended March 31, 2022 and 2021, the Company recorded expenses of approximately $317,000 and $45,000, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional approximate $555,000 will be reclassified as a decrease to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
March 31, 2022	Interest Rate Caps	11	$388,203	May 1, 2022 to February 1, 2026
December 31, 2021	Interest Rate Caps	18	$626,623	January 1, 2022 to February 1, 2026

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$3,548	Prepaid expenses and other assets	$1,282	—	$—	—	$—

NOTE 13 - SUBSEQUENT EVENTS

On May 2, 2022, in anticipation of the closing of the Blackstone Merger, the Company provided notice of termination effective as of May 17, 2022, with respect to the Credit Facility for which BofA Securities, Inc. acts as sole book runner and sole lead arranger and Bank of America, N.A., as administrative agent and L/C issuer. There are no borrowings under the Credit Facility and the Company will not incur any material termination penalties as a result of such termination.

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

Overview

We were formed on September 28, 2012. We are a public, self-managed, non-traded REIT that has acquired a diversified portfolio of U.S. commercial real estate and real estate-related debt. As of March 31, 2022, our portfolio consisted of 42 multifamily properties in 12 states that contain 12,667 units. As of March 31, 2022, we had 40 employees and conducted our operations through RRE Opportunity OP II, LP, our operating partnership. We have contracted with Greystar, a third-party property management company to provide property management services at our properties. Our portfolio consists of multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”). The primary portion of our initial public offering commenced in February 2014 and closed in February 2016.

Blackstone Merger

On January 23, 2022, we entered into an Agreement and Plan of Merger (the “Blackstone Merger Agreement”) with Rapids Parent LLC (“Parent”) and Rapids Merger Sub LLC (“Rapids Merger Sub”). The Blackstone Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Rapids Merger Sub (the “Blackstone Merger”). Upon completion of the Blackstone Merger, separate existence of the Company will cease. The transactions contemplated by the Blackstone Merger Agreement were unanimously approved by our board of directors. The Company expects the closing of the Blackstone Merger to occur on May 19, 2022, subject to the satisfaction of certain customary closing conditions, including, among others, approval of the Blackstone Merger by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock entitled to cast a vote on the Blackstone Merger (the “Stockholder Approval”). The Company will hold a special meeting on May 16, 2022 for the purpose of obtaining the Stockholder Approval. In addition, the holders of at least two-thirds of the outstanding shares of the Company’s convertible stock entitled to vote on the Blackstone Merger have approved the Blackstone Merger by written consent in accordance with Maryland law and our charter and bylaws. Parent and Rapids Merger Sub are affiliates of Blackstone Real Estate Income Trust, Inc. (“BREIT”), which is an affiliate of Blackstone Inc.

Resource REIT Merger

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

(Back to Index)

(Back to Index)

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

The combined company after the Resource REIT Mergers is known as “Resource REIT, Inc.” The Resource REIT Mergers are intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Results of Operations

As of March 31, 2022, we owned interests in a total of 42 multifamily properties. The three combined REITs have acquired interests in 78 multifamily properties and as of March 31, 2022, have sold interests in 36 of these properties.

Through March 31, 2022, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during both the quarter and year to date as a result of waiving late fees and the suspension of evictions at our properties. We expect that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak may adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control.

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

(Back to Index)

(Back to Index)

The following table reflects the revenues, property operating expenses and net operating income, or NOI, (as defined below) for three months ended March 31, 2022 and 2021 for our Same Store and Non-Same Store properties (as defined below) (dollars in thousands, except per unit):

	For the Three Months Ended
	March 31, 2022 (2)	March 31, 2021	Increase / (Decrease)	% Change (1)
Number of properties:
Same Store	21	21	—	0%
Non-Same Store	21	30	(9)	-30%
Total	42	51	(9)	-18%
Number of Units
Same Store	6,433	6,433	—
Non-Same Store	6,234	8,562	(2,328)	-27%
Total	12,667	14,995	(2,328)	-16%
Average Occupancy
Same Store	95.1%	94.7%		0.4%
Non-Same Store	95.1%	94.9%		0.2%
Total	95.1%	94.8%		0.3%
Net effective rent, per occupied unit
Same Store	$1,434	$1,298	$136	10%
Non-Same Store	1,478	1,319	159	12%
All properties	1,457	1,310	147	11%
Revenues:
Same Store revenues	$29,139	$26,031	$3,108	12%
Non-Same Store revenues	31,292	27,369	3,923	14%
Total Rental income	60,431	53,400	7,031	13%
Expenses:
Same Store
Property operating expenses, including real estate taxes	10,527	10,691	(164)	-2%
Property management fees - third party	769	704	65	9%
General and administrative - property	595	617	(22)	-4%
Same Store operating expenses	11,891	12,012	(121)	-1%
Non-Same Store
Property operating expenses, including real estate taxes	11,566	11,330	236	2%
Property management fees - third party	808	938	(130)	-14%
General and administrative - property	650	660	(10)	-2%
Non-Same Store operating expenses	13,024	12,928	96	1%
Total operating expenses	24,915	24,940	(25)	0%
Net Operating Income "NOI"
Same Store	17,248	14,019	3,229	23%
Non-Same Store	18,268	14,441	3,827	27%
Total NOI	$35,516	$28,460	$7,056	25%

(1) N/M- result not meaningful

(2) We have combined two properties; Adair off Addison and Adair off Addison II.

See reconciliation of Net income (loss) attributable to common stockholders to NOI table below:

(Back to Index)

(Back to Index)

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Increase / (Decrease)	% Change
Net income (loss) attributable to common stockholders	$152,003	$(16,573)	168,576	-1017%
Allocation of income to preferred unit holders attributable to noncontrolling interests	—	(59)	59	-100%
Net loss attributable to noncontrolling interests	—	(865)	865	-100%
Net income (loss) after preferred unit distributions	152,003	(17,497)	169,500	-969%
Preferred return to preferred OP unit holders	—	1,120	(1,120)	-100%
Net income (loss)	$152,003	$(16,377)	$168,380	-1028%
Adjustments to reconcile net income (loss) to NOI:
Casualty loss	166	300	(134)	-45%
Transaction expenses	5,013	—	5,013	100%
General and administrative - corporate	10,237	7,834	2,403	31%
Loss on disposal of assets	170	110	60	55%
Depreciation and amortization expense	21,081	23,103	(2,022)	-9%
Interest expense	11,724	14,532	(2,808)	-19%
Interest income	—	(15)	15	-100%
Gain on sale of rental property	(161,777)	—	(161,777)	100%
Management fee and other income	—	(1,212)	1,212	-100%
Insurance proceeds in excess of cost basis	(1,487)	(18)	(1,469)	N/M
Gain on settlement of derivative	(1,614)	—	(1,614)	100%
Provision for income taxes	—	203	(203)	-100%
NOI	$35,516	$28,460	7,056

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

We define “Same Store NOI” as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods. The 22 properties formerly held by REIT II and REIT III which were acquired in the Resource REIT Mergers are included in Non-Same Store results and statistics for the three months ended March 31, 2022 and 2021.

Net effective rent, per occupied unit is equal to the average of gross potential rent net of gain/loss to lease, less vacancy, non-revenue units and concessions, divided by the average occupancy (in units) for the periods presented.

Average occupancy represents the daily average occupied units for the reporting period divided by the total number of units, expressed as a percentage.

Rental and other property revenue. Same store property revenue of the former REIT I portfolio, increased by approximately $3.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was principally due to an approximate $2.8 million increase in rental income resulting from a 0.4% increase in average occupancy as well as a $136 increase in net effective monthly rent, per occupied unit. In addition, bad debt expense, net of recoveries decreased by approximately $184,000 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Utility income increased by approximately $101,000 due to increased utility charges to tenants. Non-same store results for the three months ended March 31, 2021 include the former REIT II and REIT III properties for the period from January 28, 2021 through March 31, 2021 due to the Resource REIT Mergers as well as the seven former REIT I properties that were sold.

Transaction Expenses. We recorded $5.0 million of expenses related to the Blackstone Merger in the three months ended March 31, 2022.

General and Administrative. Corporate general and administrative expenses increased by approximately $2.4 million for the three months ended March 31, 2022 as compared the three months ended March 31, 2021 principally due to a $3.7 million

(Back to Index)

(Back to Index)

increase in franchise taxes relating to the properties sold as well as a decrease in payroll and benefit costs of approximately $1.7 million primarily due to decreased in compensation expense for restricted stock awards.

Depreciation and Amortization. Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place apartment unit leases from the Resource REIT Mergers and in-place antennae leases. The decrease in depreciation and amortization expense during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was comprised primarily of the $2.0 million decrease in amortization of in-place apartment unit leases acquired in the Resource REIT Mergers.

Interest Expense. Interest expense decreased by approximately $2.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to the $2.3 million decline in prepayment penalties, accelerated amortization of deferred finance costs and accelerated fair value adjustment relating to mortgages refinanced in 2021 and mortgages repaid in 2022.

Gain on sale of rental property. We sold The Bryant at Yorba Linda, Maxwell Townhomes and Sunset Ridge in the three months ended March 31, 2022 and recognized an aggregate gain on sale of $161.8 million.

Gain on settlement of derivatives. We settled 17 interest rate caps with the issuer that we held but that were no longer associated with mortgage notes payable due to repayments or property sales for $2.0 million in the three months ended March 31, 2022, and recognized a $1.6 million gain.

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

During the three months ended March 31, 2021, we obtained REIT-level financing through a line of credit from Bank of America. Some of our assets serve as collateral for this debt. In addition to debt financing at the REIT-level, we have financed the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. We have also obtained mortgage financing which contains cross-collateralization or cross-default provisions whereby a default on a single property could affect multiple properties.

(Back to Index)

(Back to Index)

Gross Offering Proceeds

As of March 31, 2022, we had an aggregate of 166.3 million shares of our $0.01 par value common stock outstanding including 1.4 million unvested restricted shares. The following table presents our shares issued (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,279,227	$12,737
Shares issued through primary public offering	129,923,354	1,289,845
Shares issued through stock distributions	2,406,986	—
Shares issued through distribution reinvestment plan	29,042,460	279,519
Restricted shares issued to employees	1,918,126	—
Shares issued through conversion of common OP units	7,539,738	—
Shares issued in connection with the Resource REIT Merger	14,724,323	—
Total	186,834,214	$1,582,101
Shares redeemed and retired	(20,574,975)
Total shares issued and outstanding as of March 31, 2022	166,259,239

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

Distributions Paid to Common Stockholders

For the three months ended March 31, 2022, we paid a cash distribution to our common stockholders of $11.6 million as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Net Cash Distribution
March 30, 2022	$0.07	March 31, 2022	$11,640

Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2022 (dollars in thousands):

	Common Distributions Paid		Distributions Declared		Sources of Distributions Paid
2022	Cash	Cash Provided by Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
1st Quarter	$11,640	$12,873	$11,640	$0.07	$11,640 / 100%	- / -

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

(Back to Index)

(Back to Index)

The following table reconciles net loss attributable to common shareholders to FFO and Core FFO for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts). Amounts reported in the tables below include adjustments attributable to noncontrolling interests:

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders – GAAP	$152,003	$(16,573)
Depreciation expense (1)	21,081	19,087
Net gains on disposition of properties, net	(161,777)	—
FFO attributable to common stockholders	11,307	2,514
Stock compensation expense (2)	900	2,862
Debt prepayment costs (3)	1,577	2,307
Amortization of intangible lease assets (4)	—	2,796
Realized loss on change in fair value of interest rate cap(5)	63	43
Debt premium (discount) amortization (6)	123	494
Deferred financing costs amortization (7)	1,503	2,382
Casualty losses, net of casualty gains (8)	(1,321)	267
Transaction expenses	5,013	—
Realized gain on settlement of interest rate caps	(1,614)	—
Core FFO attributable to common stockholders	$17,551	$13,665

Basic and diluted net income (loss) per common share - GAAP	$0.92	$(0.12)
FFO per diluted share (9)	$0.07	$0.02
Core FFO per diluted share (9)	$0.11	$0.10

Weighted average shares outstanding - basic	164,763	135,252
Weighted average shares outstanding - diluted (10)	165,102	135,256

(1) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $1.1 million.

(2) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $160,000.

(3) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $129,000.

(4) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $156,000.

(5) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $2,000.

(6) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $28,000.

(7) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $133,000.

(8) Includes allocation for noncontrolling interests for the three months ended March 31, 2021 of approximately $15,000.

(9) Calculated using weighted average shares outstanding – diluted.

(10) None of the shares of convertible stock and 467,461 unvested performance based restricted stock awards are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either March 31, 2022 or 2021. Weighted average shares outstanding – diluted in this table, which was used to calculate FFO per share and Core FFO per share, includes 4,583 weighted average unvested restricted shares outstanding for the three months ended March 31, 2021 however, these restricted shares were excluded from the calculation of diluted net loss per common share – GAAP because their effect would be antidilutive for the three months ended March 31, 2021. Income (loss) attributable to outstanding OP Common and Preferred units issued in the Self-Management Transaction prior to their redemption and or conversion were included in net (income) loss attributable to noncontrolling interest, and therefore, excluded from the calculation of earnings (loss) per common share, basic and diluted, for all periods presented.

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

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On May 2, 2022, in anticipation of the closing of the Blackstone Merger, we provided notice of termination effective as of May 17, 2022, with respect to the Credit Facility, dated as of May 20, 2021, for which BofA Securities, Inc. acts as sole book runner and sole lead arranger and Bank of America, N.A., as administrative agent and L/C issuer. There are no borrowings under the Credit Facility and we will not incur any material termination penalties as a result of such termination.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 11 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of March 31, 2022 and December 31, 2021, we had $378.6 million and $613.0 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2022 and the year ended December 31, 2021, our interest expense would have increased by $1.0 million and $7.0 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2022 and December 31, 2021, the face value of fixed rate outstanding borrowings was $777.3 million and $802.3 million, respectively. As of March 31, 2022 and December 31, 2021, our fixed rate outstanding borrowings had an estimated aggregate fair value of $713.3 million and $782.5 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher during the three months ended March 31, 2022 and the year ended December 31, 2021, the fair value of these fixed rate outstanding borrowings would have decreased by $39.3 million and $43.7 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2022.

(Back to Index)

(Back to Index)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Redemption of Securities

During the three months ended March 31, 2022, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	—	$—	—	(3)
February 2022	54,689	$14.75	—	(3)
March 2022	—	$—	—	(3)
	54,689

(1) The shares redeemed in February 2022 were repurchased from employees upon vesting of restricted stock awards in order to facilitate the payment of taxes by the employees.

(2) The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011, March 28, 2018, and February 3, 2021.

(3) We currently limit the dollar value and number of shares that may yet be redeemed under our program as described below.

On January 23, 2022, our board of directors suspended our share redemption program due to the pending Blackstone Merger. Our board of directors, in its sole discretion, may suspend, terminate or amend our share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in our best interest. Our board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

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

10.1	2022 Employee Retention/Transaction Bonus Plan, dated as of January 23, 2022 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 25, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed February 5, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REIT, INC.

May 12, 2022	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 12, 2022	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Chief Financial Officer, Executive Vice
President and Treasurer (Principal Financial Officer)
May 12, 2022	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Accounting Officer and Vice President
(Principal Accounting Officer)

(Back to Index)